Form 10-K
period 1993-12-31
SHARED MEDICAL SYSTEMS CORP
filed 1994-03-30
CIK 89415

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to___________
Commission file number 0-7416

                       SHARED MEDICAL SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                 23-1704148
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)


        51 Valley Stream Parkway
         Malvern, Pennsylvania                        19355
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (610) 219-6300

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class   Name of each exchange on which registered
       -------------------   -----------------------------------------
              None                         Not Applicable

         Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $.01 per share
                              (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                             ------  -----
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          -----
    The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of February 28, 1994, was $576,107,000. See page 8 herein for assumptions on which this calculation is based.

    On February 28, 1994, there were 22,815,973 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.
      Certain portions of the Company's Annual Report to Stockholders for the year ended December 31, 1993 are incorporated by reference into Part II of this Form 10-K. Certain portions of the Company's definitive Proxy Statement mailed to stockholders on or about March 25, 1994 are incorporated by reference into Part III and Part IV of this Form 10-K.


Page 1 of 87 Pages.
The exhibit index appears on sequentially numbered pages 25 through 27.

                                     Part I

  Item 1.  Business.

  The Company, incorporated in Delaware in January 1969, and its subsidiaries provide computer-based information processing systems and associated services to the healthcare industry in North America and Europe.

  The Company's products are offered to hospitals of all types (urban, teaching, suburban, rural, specialty), proprietary hospital companies, and not-for-profit multihospital groups. The Company's products are also offered to healthcare organizations such as clinics, physician group practices, medical schools, public health departments and home healthcare organizations. These products include a full range of financial, patient management, clinical, and decision support software systems that use diverse computing and networking technologies, ranging from remote processing, to distributed processing systems, to onsite turnkey systems. The Company also provides professional services related to its information processing systems business, such as system installation, support, and education.

  Domestically, the Company markets its products and provides installation services and ongoing technical and educational support with a field staff working out of branch offices. At its Corporate Headquarters and Information Systems Center, the Company has a customer service staff, applications specialists, and communications and computer operations personnel who assist customers in their day-to-day use of the Company's products; and system designers and programmers who work to improve existing programs and develop additional data processing products. In Europe, the Company markets, installs, and supports its products through local offices in seven countries.

  The Company's primary markets are acute-care (short-stay) hospitals, generally with 100 or more beds, multientity healthcare corporations, physician groups, and other healthcare providers. In the United States, which has historically been the Company's most significant market, the Company currently has contracts with hospitals in 47 states, the District of Columbia and Puerto Rico.

  In 1981, the Company entered the healthcare information processing systems and services market in Europe. The Company currently has hospital contracts in the United Kingdom, Ireland, Holland, Germany, Spain, France, Italy, and Portugal. The Company is also currently negotiating customer contracts in three additional countries in Europe.

  For financial information by geographic area, refer to page 30 of the Company's 1993 Annual Report to Stockholders, Notes to Consolidated Financial Statements, Business Segment Information (Note 9), which is incorporated herein by reference.

  Although the number of stand-alone acute-care hospital beds has declined slightly in recent years, the demand for integrated information systems in the healthcare industry has grown due to the emergence of multientity healthcare organizations, increases in information required by the government and private insurers, additional medical services provided by healthcare organizations, and the needs related to health maintenance organizations and preferred provider organizations. In addition, cost containment pressures on healthcare providers require more sophisticated levels of information systems and services.

                          Services and Systems Offered
                          ----------------------------

  The principal healthcare information systems and related services offered by the Company are:

    Healthcare Information Systems -
    ------------------------------

    . Financial Systems, which consist of a full range of financial functions that include patient accounting (including billing and receivables), accounting and financial management, materials management, personnel, and property.

    . Patient Management Systems, which assist in the administration of patient care through specialized programs for various hospital departments, such as admissions, outpatient, utilization review, and medical records.

    . Clinical Systems, which automate many labor-intensive tasks performed in the nursing, radiology, laboratory, pharmacy, and other departments in the hospital. These systems also facilitate communications among departments.

    . Decision Support Systems, which provide access to a range of strategic information collected from the clinical, financial, and patient management systems.

    . Physician Information Systems, which provide information processing and administrative support to physician groups, clinics, and medical schools with features such as scheduling, electronic claims processing, automated billing and rebilling, and online collections system.

    . Ambulatory Systems, which provide an integrated network that share clinical and financial information between healthcare providers in non-acute care settings.

    Healthcare Data Exchange Services - which facilitates the sharing and
    ---------------------------------
    standardization of information, such as eligibility verifications, claims and remittance transmissions, throughout the healthcare industry.

    Professional Services - These services consist of a variety of activities
    ---------------------
    related to the Company's healthcare information processing systems, such as systems installation and support, software and network customization, information system planning and integration, business office consulting, facilities management, and customer education.

  The Company's hospital information systems and related services operate on computer systems that range from personal computers to minicomputers to mainframes. These systems are offered on computers operating at the customer's site, at the Company's Information Systems Center (i.e. remotely), or as part of a distributed network. Distributed network systems generally process the financial applications at the Company's Information Systems Center, while the patient management and clinical applications operate on computers located at the customer's site or at the Company's Information Systems Center. These systems are also offered with networking features that enable multientity healthcare organizations to process information for affiliated hospitals, physician groups and clinics.

  The service and system fees earned by the Company for the years ended December 31, 1993, 1992, and 1991 were $452,797,000, $421,620,000, and $390,626,000, respectively. The hardware at the customer sites associated with these services and systems, can be sold or leased to the Company's customers. Hardware sales for the years ended December 31, 1993, 1992, and 1991 were $48,486,000, $48,004,000, and $48,079,000, respectively.

                                   Customers
                                   ---------

  The Company's services and systems are provided to customers under various contractual agreements. These agreements may be structured as fixed-period contracts with terms generally ranging from one to seven years (and in certain circumstances customer contracts can have terms up to ten years) or perpetual license contracts. Fixed-period agreements produce recurring revenues over the term of each contract, in contrast to perpetual license agreements, under which most revenues are recognized over a much shorter period, which can range from a few months to two years. No single customer or organization accounted for 10% or more of the Company's total revenues during 1993.

  Revenues from individual customers will vary, depending on the number and type of the Company's services and systems that are used. Because of the high fixed costs of the Company's operations, the loss of any customer under a fixed-period contract would have the effect of reducing the Company's net income by a greater percentage than the percentage of total revenues lost.

  Presently, no more than one quarter of the Company's fixed-period contracts expire in any future year. Although the Company strives to retain its customers, not all of the Company's past contracts have been renewed, and there can be no assurance that existing customers will either renew their contracts or convert to another type of system offered by the Company upon the expiration of their current contract.

                                  Competition
                                  -----------

  The Company experiences intense competition in the healthcare information systems and services market. Virtually all hospitals with more than 100 beds use some form of computer-based information processing. The Company has competition from a number of firms, and its competitors vary in size, in geographical coverage, and in scope and breadth of products and services offered.

  The Company considers itself to be a major supplier of information processing systems and services to healthcare organizations. Some of its competitors are divisions of major corporations. These corporations are considerably larger, financially stronger, and more diversified than the Company.

  Competition among those providing information processing systems and services to hospitals, physician groups, and other healthcare providers is based upon the breadth and reliability of the systems and services provided and, to the extent that the services are comparable, upon price.

                            Research and Development
                            ------------------------

  The Company is continually investigating the feasibility of enhancing existing systems and developing new systems to meet the information processing needs of healthcare organizations. Profitability of newly-developed systems and services depends upon attainment of sufficient sales volumes and continuing improvement and efficiency of the systems.

  In addition to developing its own computer software, the Company uses computer software from third parties. Some of the Company's development efforts are directed towards modification of this software to enable it to meet more fully the Company's specifications.

  The Company expenses all research and non-capitalized development costs, which are primarily the costs incurred to establish the technological feasibility of internally produced computer software. These expenses are primarily for computer costs and salaries of personnel. These expenses amounted to $37,087,000 in 1993, $33,703,000 in 1992, and $33,639,000 in 1991.

  The Company capitalizes the cost of certain internally produced computer software and purchased software. Capitalization for internally produced software begins when a project reaches technological feasibility and ceases when the software is available for general release to customers. Internally produced computer software costs, net of accumulated amortization, were $29,222,000 and $25,986,000 as of December 31, 1993 and 1992, respectively.
  Amortization related to internally produced software amounted to $5,464,000 in 1993, $4,894,000 in 1992, and $4,026,000 in 1991. Purchased software, net of accumulated amortization, was $4,325,000 and $3,498,000 as of December 31, 1993 and 1992, respectively. Computer software is amortized over its expected useful life, which is generally five years.

                                   Personnel
                                   ---------

  As of December 31, 1993, the Company had a total of 4,015 full-time employees.


  Item 2.  Properties.

  The Company purchased 116 acres of land in Chester County, Pennsylvania in 1978. The Company has constructed three buildings on this site, namely, an information systems center (81,000 square feet) which was put into service in 1979, and two office buildings with an aggregate of 431,000 square feet, the first of which was placed in service in 1981 and the second of which was placed in service in 1983. These office buildings serve as the Company's corporate headquarters. The Company also leases office space near the Company's corporate headquarters, which is utilized by certain corporate-based operations. These facilities are adequate for existing operations.

  In 1986, the Company purchased additional land (241 acres) in Chester County, Pennsylvania for possible future expansion.

  The Company leases office space in most major metropolitan areas in the United States for marketing, installation, and support personnel. The Company also leases office space in various locations for its European operations. In addition, the Company acquired in 1993 an office building in Spain for its local operations.

  As of December 31, 1993, the Company's Information Systems Center, which is used primarily to process customer information, contains one 5995-6650 AMDAHL processor, one IBM 9021-942 processor, and one IBM 9021-900 processor, all of which were obtained under operating leases. The Company's Information Systems Center also includes related mainframe peripherals, and data communications equipment that has been purchased or obtained under leases. These leases are generally contracted on a month-to-month basis or under fixed-period agreements, with terms that range from one to five years.

  Item 3.  Legal Proceedings.

  In October, 1991, the Securities and Exchange Commission (SEC) sued the Company and certain of its officers in the United States District Court for the Eastern District of Pennsylvania, alleging, among other things, that during 1986 and 1987 the Company and the officers made untrue and/or misleading statements of material fact and violated certain reporting requirements of the SEC.

  In February, 1994, the SEC dropped from its lawsuit all claims against the Company (and certain claims against the officers). The SEC's lawsuit now alleges only that Mr. R. James Macaleer sold shares of the Company's common stock (or caused the sale of shares of the Company's common stock) in 1986 while in possession of material non-public information.

  The Company continues to believe that this suit against Mr.

  Macaleer is without merit and that the outcome of the suit will not have a material effect on the Company's financial position.

  Also in February 1994, in order to settle claims concerning the Company's 1986 10-K and first quarter 1987 10-Q, the Company agreed to the entry of an administrative cease-and-desist order (in an administrative proceeding) requiring that it comply with the SEC's reporting requirements in all future filings. The SEC's claims concerned the failure of the Company to include in its 10-K and 10-Q filings information which was previously disclosed in a press release.

  Item 4.  Submission of Matters to a Vote of Security Holders.

  None.

  Executive Officers of the Registrant

  Listed below are the name, age as of December 31, 1993, position(s) with the Company and principal occupation(s) for the past five years of each of the executive officers of the Company.


                                Positions with Company and Principal
        Name              Age     Occupation(s) - Past Five Years
  ------------------      ---   ------------------------------------
  R. James Macaleer        59   Chairman of the Board and Chief Executive
                                Officer of the Company since 1969.

  Marvin S. Cadwell        50   Executive Vice President of the Company since
                                October 1993. Prior to this, Mr. Cadwell served as Senior Vice President, Managing Director and
                                Chief Operating Officer of the Company's SMS
                                Europe operations since March 1992; and Vice
                                President, Managing Director and Chief Operating
                                Officer of the Company's SMS Europe operations,
                                September 1986 - March 1992.

  James C. Kelly           54   Secretary of the Company since June 1990.  Prior
                                to this, Mr. Kelly served as Executive Vice
                                President, Treasurer and Secretary of the Company, May 1985 - June 1990.

  Francis W. Lavelle       44   Senior Vice President of the Company since
                                December 1993. Prior to this, Mr. Lavelle served as Vice President of New Business Development,
                                January 1991 - December 1993; and National Sales and Installation Manager of the Company's
                                Laboratory Division, September 1988 - December
                                1990.

                                Positions with Company and Principal
         Name          Age        Occupation(s) - Past Five Years
  -------------------  ---      ------------------------------------
  Marion G. Tomlin      54      Senior Vice President and General Manager of the
                                Company's Turnkey Systems Division since
                                January 1991. Prior to this, Mr. Tomlin served as Senior Vice President of the Installation and Support group of the Company's Hospital
                                Systems Division, February 1988 - January
                                1991.

  Michael B. Costello   50      Vice President of Administration and Corporate
                                Communications of the Company since January
                                1991. Prior to this, Mr. Costello served as Vice President of Administration of the Company, February 1990 - January 1991; and
                                Vice President of Administration and Human
                                Resources of the Company, May 1986 - February
                                1990.

  Terrence W. Kyle      43      Vice President of Finance, Treasurer and
                                Assistant Secretary of the Company since June
                                1990.  Prior to this, Mr. Kyle served as Vice
                                President of Finance of the Company, May 1985 -
                                June 1990.

  Edward J. Grady       41      Controller and Assistant Treasurer of the
                                Company since February 1993. Prior to this,
                                Mr. Grady served as Controller of the Company, May 1985 - February 1993.

  Bonnie L. Shuman      45      General Counsel and Assistant Secretary of the
                                Company since June 1990.  Prior to this, Ms.
                                Shuman served as General Counsel of the Company, September 1985 - June 1990.


- --------------------------------------------------------------------------------

  In calculating the aggregate market value of voting stock held by non-affiliates as shown on the cover page of this Form 10-K Report, the Company has included all of its directors, and only its directors, as affiliates of the Company. This is not an admission by the Company that any or all of its directors are in fact affiliates. The aggregate market value of voting stock held by non-affiliates was computed by using the average bid and asked prices of the stock as of February 28, 1994.

                                    Part II

  The following information contained in the Company's Annual Report to Stockholders for the year ended December 31, 1993 is incorporated herein by reference:

  Item 5.  Market for Registrant's Common Equity and Related Stockholder
  Matters.

  Page 19, Table II

  Item 6.  Selected Financial Data.

  Page 14, Summary of Consolidated Operations - "Revenues", "Net Income", and "Net Income Per Share" columns and related footnotes

  Page 17, Summary of Consolidated Financial Position - "Total Assets" and "Long-Term Obligations" columns and related footnote

  Page 19, Table I, "Cash Dividends Declared - Per Share" column

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Pages 14, 15, 16, 17, and 18, Management's Discussion and Analysis of Financial Condition and Results of Operations

  Page 15, Analysis of Changes in Consolidated Expenses

  Item 8.  Financial Statements and Supplementary Data.

  Page 19, Table III

  Pages 20 through 30

  Page 31, Report of Independent Public Accountants

  Page 19, Table I, "Cash Dividends Declared - Per Share" column

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                    Part III

  The following information contained in the Company's definitive Proxy Statement mailed to stockholders on or about March 25, 1994 is incorporated herein by reference:

  Item 10.  Directors and Executive Officers of the Registrant.

  Pages 2 and 3, section titled "Directors and Management": "Name of Beneficial Owner", the section titled "Directors", and "Director Since" columns

  Page 12, section titled "Compliance With Section 16(a) of the Exchange Act"

  (For information concerning the Company's Executive Officers see pages 7 and 8 hereof, section titled "Executive Officers of the Registrant")

  Item 11.  Executive Compensation.

  Pages 4 and 5, section titled "Election of Directors": the subsection titled "Compensation of Directors"

  Pages 5 through 10, section titled "Executive Compensation": the subsections titled "Compensation Committee Interlocks and Insider Participation", and "Compensation Summaries"

  Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  Pages 1 through 3, section titled "Security Ownership": subsections titled "Principal Stockholders" and "Directors and Management": "Name of Beneficial Owner", "Common Stock Beneficially Owned", and "Percent of Class" columns and related footnotes

  Item 13.  Certain Relationships and Related Transactions.

  Page 2, section titled "Directors and Management": "Name of Beneficial Owner" column with respect to Raymond K. Denworth, Jr.

                                    Part IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)  The following documents are filed as part of this report:

       1. The consolidated financial statements included on pages 20 through 31 in the Company's Annual Report to Stockholders for the year ended December 31, 1993, have been incorporated by reference in Part II,
            Item 8, of this Form 10-K Report:

            . Consolidated Balance Sheet as of December 31, 1993 and 1992 (pages
              20 and 21)

            . Consolidated Statement of Income for the years ended December 31,
              1993, 1992, and 1991 (page 22)

            . Consolidated Statement of Cash Flows for the years ended December
              31, 1993, 1992, and 1991 (page 23)

            . Consolidated Statement of Stockholders' Investment for the years ended December 31, 1993, 1992, and 1991 (page 24)

            . Notes to Consolidated Financial Statements for the years ended
              December 31, 1993, 1992, and 1991 (pages 25 through 30)

            . Report of Independent Public Accountants (page 31)

       2. The financial statement schedules included on page 19, Table I and Table III, in the Company's Annual Report to Stockholders for the year ended December 31, 1993, have been incorporated by reference in
            Part II, Item 8 of this Form 10-K:

            . Operating Ratios "Cash Dividends Declared - Per Share" column for the years ended December 31, 1993, 1992, and 1991

            . Selected Quarterly Financial Data for the years ended December 31,
              1993 and 1992

            The following Financial Statement Schedules required by Article 5 of Regulation S-X are included in this report:

            . Report of Independent Public Accountants on Schedules

            . Schedule I - Marketable Securities - Other Security Investments

            . Schedule II - Amounts Receivable from Related Parties and
              Underwriters, Promoters, and Employees Other than Related Parties

            . Schedule V - Property and Equipment

            . Schedule VI - Accumulated Depreciation and Amortization - Property
              and Equipment

            . Schedule VIII - Valuation and Qualifying Accounts

            . Schedule IX - Short-Term Borrowings

            . Schedule X - Supplementary Income Statement Information

            . Schedules omitted - the following schedules are omitted since they are not required, or not applicable: III, IV, VII, XI, XII, XIII and XIV

       3.   The following exhibits are included in this report:


            No.                         Description
            ----  ------------------------------------------------------------
            (3)   Articles of Incorporation and By-Laws -

                  Certificate of Amendment of Certificate of Incorporation dated June 19, 1992 (filed as Exhibit (4) to the Company's Form 10-Q Report for the quarter ended June 30, 1992)*, By-laws as amended through January 29, 1992 (filed as Exhibit (3) to the Company's Form 10-K Report for the year ended December 31,
                  1991)*

            (10)  Material Contracts -

                  Deferred compensation agreements:**

                    R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1990)*

                    James C. Kelly


  *Previously filed as indicated and incorporated herein by reference.

  **May be deemed a management contract or compensatory arrangement.

           No.                       Description
           ----  ---------------------------------------------------------------

                 Performance bonus plans - 1993:**

                   R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1992)*

                   Jack L. Ernsberger (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1992)*

                   Graham O. King (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1992)*

                   Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1992)*

                   Marion G. Tomlin (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1992)*

                 Insurance agreements:**

                   Jack L. Ernsberger (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1989)*

                   Marion G. Tomlin (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1991)*

                 Employment agreements:**

                   Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1991)*

                   Marion G. Tomlin (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1991)*


  *Previously filed as indicated and incorporated herein by reference.

  **May be deemed a management contract or compensatory arrangement.

            No.                       Description
            ----  --------------------------------------------------------------

                    Jack L. Ernsberger (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1989)*

                    Graham O. King (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1989)*

                  Separation agreements:**

                    Jack L. Ernsberger

                    Graham O. King

                  Stock Option Plans:

                    1987 Non-Qualified Stock Option Plan for Non-Employee Directors

                    1991 Non-Qualified Stock Option Plan for Non-Employee Directors (filed as Exhibit B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 1, 1991)*

            (13) Annual Report to Stockholders for the year ended December 31, 1993***

            (21)  Subsidiaries of the Registrant

            (23)  Consent of Independent Public Accountants


  (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1993.



  *Previously filed as indicated and incorporated herein by reference.

  **May be deemed a management contract or compensatory arrangement.

  ***With the exception of the material specifically incorporated by reference in Part II of this Form 10-K, the Annual Report to Stockholders for the year ended December 31, 1993 is not to be deemed "filed" as part of this Form 10-K.

                                   Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  SHARED MEDICAL SYSTEMS CORPORATION

  By:    /S/ R. James Macaleer                       Date:     March 29, 1994
       -----------------------------------                  --------------------
  R. James Macaleer - Chairman of the
  Board and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  By:    /S/ R. James Macaleer                       Date:    March 29, 1994
       -----------------------------------                  --------------------
       R. James Macaleer - Chairman of the
       Board and Chief Executive Officer


  By:    /S/ Raymond K. Denworth, Jr.                Date:    March 29, 1994
       -----------------------------------                  --------------------
       Raymond K. Denworth, Jr. - Director


  By:    /S/ Frederick W. DeTurk                     Date:    March 29, 1994
       -----------------------------------                  --------------------
       Frederick W. DeTurk - Director


  By:    /S/ Josh S. Weston                          Date:    March 29, 1994
       ------------------------------------                 --------------------
       Josh S. Weston - Director


  By:                                                Date:
       -----------------------------------                  --------------------
       Harvey J. Wilson - Director


  By:    /S/ Jeffrey S. Rubin                        Date:    March 29, 1994
       -----------------------------------                  --------------------
       Jeffrey S. Rubin - Director


  By:    /S/ Terrence W. Kyle                        Date:    March 29, 1994
       -----------------------------------                  --------------------
       Terrence W. Kyle - Vice President
       of Finance, Treasurer and Assistant
       Secretary


  By:    /S/ Edward J. Grady                         Date:    March 29, 1994
       -----------------------------------                  --------------------
       Edward  J. Grady
       Controller and Assistant Treasurer

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



  To Shared Medical Systems Corporation:

  We have audited in accordance with generally accepted auditing standards, the financial statements included in Shared Medical Systems Corporation's 1993 Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



  /s/ Arthur Andersen & Co.

  Arthur Andersen & Co.

  Philadelphia, Pennsylvania
  February 7, 1994

  SCHEDULE I

                       SHARED MEDICAL SYSTEMS CORPORATION
                   MARKETABLE SECURITIES - OTHER INVESTMENTS
                                DECEMBER 31, 1993
                   -----------------------------------------

                                                                 Market
     Name of Issuer and Title of Each Issue        Cost         Value (1)
  --------------------------------------------  -----------    -----------

  Tax-Exempt Short-Term Investments
  ---------------------------------

  Provident Institutional Municipal Fund        $13,819,000    $13,819,000
                                                ===========    ===========


  (1) The amounts shown represent the amount included in the Company's consolidated balance sheet.

SCHEDULE II


                                                SHARED MEDICAL SYSTEMS CORPORATION
                        AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES
                                                    OTHER THAN RELATED PARTIES
                                       FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                             ------------------------------------------------------------------------

                                                                              Deletions                     Balance at
                                    Balance at                         -----------------------             End of Period
                                    Beginning                           Amounts      Amounts            --------------------
                                     of Year          Additions        Collected   Written Off          Current  Non-Current
                                    ----------       ------------      -----------------------          --------------------
Year Ended December 31, 1993:
  Employee                          $  300,000       $       0         $       0     $       0          $       0  $ 300,000
                                    ==========       =========         =========     =========          =========  =========
Year Ended December 31, 1992:
  Employees                         $  550,000       $ 300,000(1)      $       0     $(550,000)(2)      $       0  $ 300,000
                                    ==========       =========         =========     =========          =========  =========

Year Ended December 31, 1991:
  Employee                          $        0       $ 550,000(2)      $       0     $       0          $ 550,000  $       0
                                    ==========       =========         =========     =========          =========  =========


(1) This amount represents a non-interest bearing, six year term loan to Marvin
    S. Cadwell which is secured by a mortgage on a principal residence.

(2) This amount represents an unsecured, non-interest bearing receivable from Frederick L. Morefield which was due in installments through April 30, 1992.


SCHEDULE V                                                                                              PAGE 1 OF 2


                                                SHARED MEDICAL SYSTEMS CORPORATION
                                                      PROPERTY AND EQUIPMENT
                                       FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                       -----------------------------------------------------

                                     Balance
                                    Beginning                                                            Balance
                                        of            Additions        Retirements        Other           End of
                                       Year            at Cost          or Sales       Changes (3)         Year
                                   ------------    ---------------    -------------    ------------    ------------
Year ended December 31, 1993:
  Land and land improvements       $ 10,599,000   $     125,000       $     -          $   (21,000)    $ 10,703,000
  Buildings                          51,670,000       6,632,000(1)        (173,000)       (761,000)      57,368,000
  Equipment                         174,451,000      25,276,000(2)     (15,390,000)     (1,080,000)     183,257,000
                                   ------------   -------------       ------------     -----------     ------------
                                   $236,720,000   $  32,033,000       $(15,563,000)    $(1,862,000)    $251,328,000
                                   ============   =============       ============     ===========     ============

Year ended December 31, 1992:
  Land and land improvements       $ 10,599,000    $     -            $      -         $     -         $ 10,599,000
  Buildings                          50,294,000       1,742,000(1)        (366,000)          -           51,670,000
  Equipment                         184,841,000      18,877,000(2)     (28,382,000)       (885,000)     174,451,000
                                   ------------   -------------       ------------     -----------     ------------
                                   $245,734,000   $  20,619,000       $(28,748,000)    $  (885,000)    $236,720,000
                                   ============   =============       ============     ===========     ============

Year ended December 31, 1991:
  Land and land improvements       $ 10,587,000   $      12,000       $      -         $     -         $ 10,599,000
  Buildings                          49,850,000         522,000(1)         (78,000)          -           50,294,000
  Equipment                         176,917,000      22,437,000(2)     (13,334,000)     (1,179,000)     184,841,000
                                   ------------   -------------       ------------     -----------     ------------
                                   $237,354,000   $  22,971,000       $(13,412,000)    $(1,179,000)    $245,734,000
                                   ============   =============       ============     ===========     ============

SCHEDULE V                                                           PAGE 2 OF 2

                      SHARED MEDICAL SYSTEMS CORPORATION
                            PROPERTY AND EQUIPMENT
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
             -----------------------------------------------------


FOOTNOTES:
- ---------

(1) Additions during 1993 are primarily for an office building for the Company's Spanish operations. Also included are improvements associated with the Corporate Headquarters and Information Systems Center building. Building additions during 1992 and 1991 are primarily for improvements associated with the Corporate Headquarters and Information Systems Center building.

(2) During 1993, 1992, and 1991 the Company purchased minicomputers and terminals, most of which are leased to the Company's customers, at a total cost of $3,259,000, $3,562,000, and $8,088,000, respectively. The Company also acquired computer equipment for internal use, primarily in its Information Systems Center, at a total cost of $16,753,000 in 1993, $9,481,000 in 1992, and $8,880,000 in 1991. For 1993, 1992, and 1991,
    equipment additions referred to above include $7,089,000, $2,196,000, and $1,421,000, respectively, of equipment acquired under capital leases. The remaining additions were primarily for office equipment and data communications equipment for data transmission.

(3) The amount included in Other Changes represents the effect of translation adjustments primarily for European property and equipment during 1993, 1992, and 1991.

Property and Equipment Depreciation and Amortization Methods
- ------------------------------------------------------------

Depreciation and amortization are provided using the straight-line method over the estimated useful lives. Depreciable lives for equipment range from two to fifteen years. Leased property under capital leases is depreciated over the initial term of the lease. The Company's buildings, not including equipment therein, are being depreciated using a 45-year life.

SCHEDULE VI


                      SHARED MEDICAL SYSTEMS CORPORATION
       ACCUMULATED DEPRECIATION AND AMORTIZATION-PROPERTY AND EQUIPMENT
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
       ----------------------------------------------------------------

                                   Balance          Charged                                          Balance
                                 Beginning of         to           Retirements        Other          End of
                                     Year          Expenses         or Sales       Changes (1)        Year
                                 ------------     -----------     -------------    -----------    ------------

Year ended December 31, 1993:
  Buildings                      $ 12,990,000     $ 1,874,000     $   (173,000)     $  (2,000)    $ 14,689,000
  Equipment                       126,928,000      20,323,000      (14,729,000)      (748,000)     131,774,000
                                 ------------     -----------     ------------      ---------     ------------
                                 $139,918,000     $22,197,000     $(14,902,000)     $(750,000)    $146,463,000
                                 ============     ===========     ============      =========     ============

Year ended December 31, 1992:
  Buildings                      $ 11,597,000     $ 1,733,000     $   (340,000)     $    -        $ 12,990,000
  Equipment                       133,750,000      20,459,000      (26,801,000)      (480,000)     126,928,000
                                 ------------     -----------     ------------      ---------     ------------
                                 $145,347,000     $22,192,000     $(27,141,000)     $(480,000)    $139,918,000
                                 ============     ===========     ============      =========     ============

Year ended December 31, 1991:
  Buildings                      $  9,844,000     $ 1,832,000     $    (79,000)     $     -       $ 11,597,000
  Equipment                       125,192,000      21,094,000      (11,890,000)      (646,000)     133,750,000
                                 ------------     -----------     ------------      ---------     ------------
                                 $135,036,000     $22,926,000     $(11,969,000)     $(646,000)    $145,347,000
                                 ============     ===========     ============      =========     ============



(1) The amount included in Other Changes represents the effect of translation adjustments primarily for European accumulated depreciation for property and equipment during 1993, 1992, and 1991.

  SCHEDULE VIII

                      SHARED MEDICAL SYSTEMS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
             -----------------------------------------------------

                                       Balance                                             Balance
                                     Beginning of     Charges to                           End of
                                         Year          Expenses        Deductions           Year
                                     ------------     ----------     ---------------     -----------
 Reserve for Doubtful Accounts:

   December 31, 1993                  $ 4,991,000     $  810,000     $(1,522,000)(1)     $ 4,279,000
                                      ===========     ==========     ===========         ===========

   December 31, 1992                  $ 5,072,000     $  491,000     $  (572,000)(1)     $ 4,991,000
                                      ===========     ==========     ===========         ===========

   December 31, 1991                  $ 4,929,000     $  449,000     $  (306,000)(1)     $ 5,072,000
                                      ===========     ==========     ===========         ===========
 Accumulated Amortization
   Computer Software:

   December 31, 1993                  $24,002,000     $7,039,000     $(2,489,000)(2)     $28,552,000
                                      ===========     ==========     ===========         ===========

   December 31, 1992                  $18,014,000     $6,682,000     $  (694,000)(2)     $24,002,000
                                      ===========     ==========     ===========         ===========

   December 31, 1991                  $14,577,000     $5,451,000     $(2,014,000)(2)     $18,014,000
                                      ===========     ==========     ===========         ===========




  (1)  Write-offs of uncollectible accounts.
  (2)  Write-offs of fully-amortized computer software.

  SCHEDULE IX

                      SHARED MEDICAL SYSTEMS CORPORATION
                             SHORT-TERM BORROWINGS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
             -----------------------------------------------------

                                                                                                  Weighted
                                                                   Maximum         Average         Average
                                                   Weighted        Amount          Amount         Interest
                                     Balance        Average      Outstanding     Outstanding        Rate
                                      End of       Interest      During the      During the      During the
                                      Period         Rate          Period          Period        Period (1)
                                    ----------     ---------     -----------     -----------     -----------
 Year ended December 31, 1993:
   Lines of Credit                  $5,830,000          9.4%     $23,838,000     $12,501,000            7.9%
                                    ==========     ========      ===========     ===========     ==========

 Year ended December 31, 1992:
   Lines of Credit                  $6,934,000         12.6%     $ 7,291,000     $ 5,808,000           12.7%
                                    ==========     ========      ===========     ===========     ==========

 Year ended December 31, 1991:
   Lines of Credit                  $4,587,000         12.6%     $ 9,509,000     $ 4,622,000           12.0%
                                    ==========     ========      ===========     ===========     ==========

  Amounts borrowed under these lines of credit were primarily used to partially fund certain of the Company's European and domestic operations.


(1) The weighted average interest rate during the period was calculated by dividing the annual interest expense by the related average amount outstanding during the period.

SCHEDULE X


                       SHARED MEDICAL SYSTEMS CORPORATION
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
             -----------------------------------------------------


                                         1993         1992         1991
                                      -----------  -----------  -----------

Maintenance and Repairs               $19,582,000  $18,989,000  $18,746,000
                                      ===========  ===========  ===========

Amortization of Intangible Assets:
   Computer Software                  $ 7,039,000  $ 6,682,000  $ 5,451,000
   Other                                1,579,000      743,000      630,000
                                      -----------  -----------  -----------
                                      $ 8,618,000  $ 7,425,000  $ 6,081,000
                                      ===========  ===========  ===========


No amounts have been reflected for depreciation and amortization of preoperating costs and similar deferrals, taxes other than payroll and income taxes, royalties, or advertising costs, because there were none or the amounts were less than one percent of revenue during these years.

                                Exhibit Index
                                                                Sequential page
                                                                 where Exhibit
    No.                 Description                               can be found
   ----  ---------------------------------------------          ---------------

   (3)   Articles of Incorporation and By-Laws -

         Certificate of Amendment of Certificate of Incorporation dated June 19, 1992 (filed as Exhibit (4) to the Company's Form 10-Q
         Report for the quarter ended June 30, 1992)*, By-laws as amended through January 29, 1992
         (filed as Exhibit (3) to the Company's
         Form 10-K Report for the year ended
         December 31, 1991)*

  (10)   Material Contracts -

         Deferred compensation agreements:**

             R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1990)*

             James C. Kelly                                          Page 28

         Performance bonus plans - 1993:**

             R. James Macaleer (filed as Exhibit
             (10) to the Company's Form 10-K Report
             for the year ended December 31, 1992)*

             Jack L. Ernsberger (filed as Exhibit
             (10) to the Company's Form 10-K Report
             for the year ended December 31, 1992)*

             Graham O. King (filed as Exhibit (10)
             to the Company's Form 10-K Report
             for the year ended December 31, 1992)*

             Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1992)*



  *Previously filed as indicated and incorporated herein by reference on sequentially numbered pages 12 through 14.

  **May be deemed a management contract or compensatory arrangement.

                                                                 Sequential page
                                                                  where Exhibit
    No.                 Description                                can be found
   ----  ---------------------------------------------           ---------------

             Marion G. Tomlin (filed as Exhibit (10)
             to the Company's Form 10-K Report for
             the year ended December 31, 1992)*

         Insurance agreements:**

             Jack L. Ernsberger (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1989)*

             Marion G. Tomlin (filed as Exhibit (10)
             to the Company's Form 10-K Report for
             the year ended December 31, 1991)*

         Employment agreements:**

             Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1991)*

             Marion G. Tomlin (filed as Exhibit (10)
             to the Company's Form 10-K Report for
             the year ended December 31, 1991)*

             Jack L. Ernsberger (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1991)*

             Graham O. King (filed as Exhibit (10)
             to the Company's Form 10-K Report for
             the year ended December 31, 1991)*

         Separation Agreements:**

             Jack L. Ernsberger                                      Page 30

             Graham O. King                                          Page 34

         Stock Option Plans:

             1987 Non-Qualified Stock Option Plan for
             Non-Employee Directors                                  Page 39

             1991 Non-Qualified Stock Option Plan for
             Non-Employee Directors (filed as Exhibit
             B to the Company's Proxy Statement for
             the Annual Meeting of Stockholders held
             on May 1, 1991)*

  *Previously filed as indicated and incorporated herein by reference on sequentially numbered pages 12 through 14.

  **May be deemed a management contract or compensatory arrangement.

                                                                 Sequential page
                                                                  where Exhibit
   No.                   Description                               can be found
  ----   ---------------------------------------------           ---------------

  (13)   Annual Report to Stockholders for the year
         ended December 31, 1993***                                  Page 50

  (21)   Subsidiaries of the Registrant                              Page 86

  (23)   Consent of Independent Public Accountants                   Page 87



  ***With the exception of the material specifically incorporated by reference in Part II of this Form 10-K, the Annual Report to Stockholders for the year ended December 31, 1993 is not to be deemed "filed" as part of this Form 10-K.