Form 10-K/A
period 1993-12-31
SHARED MEDICAL SYSTEMS CORP
filed 1994-04-13
CIK 89415

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               --------------

                                 FORM 10-K/A

                               AMENDMENT NO. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993     Commission File Number 0-7416

                     SHARED MEDICAL SYSTEMS CORPORATION
           (Exact name of registrant as specified in its charter)

           Delaware                                           23-1704148
 (State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                               Number)

   51 Valley Stream Parkway
    Malvern, Pennsylvania                                    19355
(Address of principal executive offices)                  (Zip Code)

                               (610) 219-6300
             Registrant's telephone number, including area code

     The sole purpose of this Amendment No. 1 to the registrant's Annual Report on Form 10-K for fiscal year 1993 is to include one page from Exhibit
10.3 (a portion of one of the registrant's Material Contracts) that was inadvertently omitted from the electronic filing of the 1993 Form 10-K with the Securities and Exchange Commission on March 30, 1994. A complete Exhibit
10.3 to the 1993 Form 10-K is set forth in the pages attached hereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Shared Medical Systems Corporation

                                       By /s/ Terrence W. Kyle
                                         --------------------------------
                                         (Terrence W. Kyle
                                          Vice President of Finance,
                                          Treasurer and Assistant
                                          Secretary)

Dated:  April 13, 1994