Form 10-Q
period 1994-03-31
SHARED MEDICAL SYSTEMS CORP
filed 1994-05-13
CIK 89415

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

For the quarterly period ended March 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

For the transition period from ___________ to___________

Commission file number 0-7416


                       SHARED MEDICAL SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                    23-1704148
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


   51 Valley Stream Parkway
    Malvern, Pennsylvania                             19355
(Address of principal executive                     (Zip Code)
           offices)

                                 (610) 219-6300
              (Registrant's telephone number, including area code)

                                 Not Applicable
  (Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                      -------   -------

On April 30, 1994, there were 22,856,113 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                       SHARED MEDICAL SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                       ----------------------------------


                                               March 31     December 31
                                                 1994           1993
                                             -------------  ------------
                                              (unaudited)
ASSETS

Current Assets:

  Cash and short-term investments........... $ 25,719,000   $ 35,826,000
  Accounts receivable, net of reserve of
  $4,376,000 in 1994 and $4,279,000 in
  1993......................................  114,984,000    113,138,000
  Prepaid expenses, inventories, etc........   13,811,000     16,572,000
                                             ------------   ------------

    Total Current Assets....................  154,514,000    165,536,000
                                             ------------   ------------

Property and Equipment, at cost:
  Land and land improvements................   10,703,000     10,703,000
  Buildings.................................   57,534,000     57,368,000
  Equipment.................................  180,465,000    183,257,000
                                             ------------   ------------

                                              248,702,000    251,328,000

    Less:  Accumulated depreciation and
           amortization.....................  146,917,000    146,463,000
                                             ------------   ------------

                                              101,785,000    104,865,000
                                             ------------   ------------

Computer Software, net of accumulated
  amortization of $30,225,000 in 1994 and
  $28,552,000 in 1993.......................   34,957,000     33,547,000
                                             ------------   ------------

Other Assets................................   38,788,000     37,494,000
                                             ------------   ------------

                                             $330,044,000   $341,442,000
                                             ============   ============


The accompanying note is an integral part of this statement.

                       SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED BALANCE SHEET (Continued)
                     --------------------------------------

                                                                                           March 31      December 31
                                                                                             1994           1993
                                                                                         -------------  -------------
                                                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:

  Notes payable........................................................................  $  7,092,000   $  5,830,000
  Current portion of long-term obligations
    under capital leases...............................................................     2,404,000      2,433,000
  Dividends payable....................................................................     4,796,000      4,778,000
  Accounts payable.....................................................................    14,668,000     16,509,000
  Accrued expenses.....................................................................    20,848,000     32,434,000
  Current deferred revenues............................................................    22,627,000     23,477,000
  Accrued and current deferred income taxes............................................     6,371,000      7,379,000
                                                                                         ------------   ------------

    Total Current Liabilities..........................................................    78,806,000     92,840,000
                                                                                         ------------   ------------

Deferred Revenues......................................................................    20,304,000     21,619,000
                                                                                         ------------   ------------

Long-Term Obligations Under Capital Leases.............................................     5,771,000      6,395,000
                                                                                         ------------   ------------

Deferred Income Taxes..................................................................    22,325,000     22,382,000
                                                                                         ------------   ------------
Stockholders' Investment:
  Preferred stock, par value $.10;
    authorized 1,000,000 shares; none
    issued.............................................................................        --             --
  Common stock, par value $.01; authorized
    60,000,000 shares;

                                                                1994            1993
                                                             ----------      ----------
  Shares issued............................................  26,855,050      26,770,731
  Less-
   Treasury shares:
      Donated..............................................   1,114,400       1,114,400
      Purchased............................................   2,901,020       2,903,523
  Shares
   outstanding.............................................  22,839,630      22,752,808       269,000        268,000

  Paid-in capital......................................................................    29,995,000     28,829,000
  Retained earnings....................................................................   232,577,000    228,831,000
  Purchased common stock in treasury,
    at cost............................................................................   (54,907,000)   (54,948,000)
  Cumulative translation adjustment....................................................    (5,096,000)    (4,774,000)
                                                                                         ------------   ------------

    Total Stockholders' Investment.....................................................   202,838,000    198,206,000
                                                                                         ------------   ------------

                                                                                         $330,044,000   $341,442,000
                                                                                         ============   ============

                       SHARED MEDICAL SYSTEMS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                       ----------------------------------

                                                        Three Months Ended
                                                             March 31
                                                    ---------------------------
                                                        1994           1993
                                                    ------------   ------------
                                                            (unaudited)
Revenues:
  Service and system fees.........................  $115,414,000   $108,114,000
  Hardware sales..................................     9,756,000      9,106,000
                                                    ------------   ------------

                                                     125,170,000    117,220,000

Cost of Hardware Sales............................     8,249,000      7,333,000
                                                    ------------   ------------

Revenues Less Cost of Hardware Sales..............   116,921,000    109,887,000
                                                    ------------   ------------

Expenses:
  Operating and development.......................    53,164,000     51,006,000
  Marketing and installation......................    38,287,000     35,791,000
  General and administrative......................    11,177,000     10,667,000
  Interest........................................       286,000        264,000
                                                    ------------   ------------

                                                     102,914,000     97,728,000
                                                    ------------   ------------

Income Before Income Taxes........................    14,007,000     12,159,000

Provision for Income Taxes........................     5,463,000      4,620,000
                                                    ------------   ------------

Net Income........................................  $  8,544,000   $  7,539,000
                                                    ============   ============

Net Income Per Common Share.......................          $.37           $.33
                                                    ============   ============

Number of shares used to compute per share
  amounts.........................................    23,225,000     23,031,000
                                                    ============   ============

Dividends Declared Per Common Share...............          $.21           $.21
                                                    ============   ============

The accompanying note is an integral part of this statement.

                       SHARED MEDICAL SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                     Three Months Ended
                                                          March 31
                                                ----------------------------
                                                    1994           1993
                                                -------------  -------------
                                                        (unaudited)

Cash Flows from Operating Activities:
  Net Income..................................  $  8,544,000   $  7,539,000
  Adjustments to reconcile net income to net
    cash provided by operating activities -
  Depreciation and amortization...............     7,458,000      7,335,000
  Asset (increase) decrease -
   Accounts receivable........................    (1,846,000)      (566,000)
   Prepaid expenses, inventories, etc.........     2,761,000     (3,628,000)
   Other assets...............................    (1,413,000)    (1,537,000)
  Liability increase (decrease) -
   Accounts payable and accrued expenses......   (13,427,000)    (3,053,000)
   Deferred revenues..........................    (2,165,000)     1,080,000
   Accrued and deferred income taxes..........    (1,065,000)     2,544,000
  Other.......................................      (323,000)      (651,000)
                                                ------------   ------------

   Net cash (used) provided by operating
     activities...............................    (1,476,000)     9,063,000
                                                ------------   ------------

Cash Flows from Investing Activities:
  Property and equipment additions............    (2,747,000)    (9,482,000)
  Investment in computer software.............    (3,137,000)    (2,873,000)
  Dispositions of equipment...................       214,000        139,000
  Partnership investment and related loan.....         -         (8,200,000)
                                                ------------   ------------

   Net cash used for investing activities.....    (5,670,000)   (20,416,000)
                                                ------------   ------------

Cash Flows from Financing Activities:
  Dividends paid..............................    (4,778,000)    (4,739,000)
  Change in treasury stock....................        41,000         58,000
  Payments on long-term obligations under
   capital leases.............................      (653,000)      (412,000)
  Increase (decrease) in notes payable........     1,262,000         (6,000)
  Exercise of stock options...................     1,167,000        243,000
                                                ------------   ------------

   Net cash used for financing activities.....    (2,961,000)    (4,856,000)
                                                ------------   ------------

Net Decrease in Cash and Short-Term
 Investments..................................   (10,107,000)   (16,209,000)

Cash and Short Term Investments, Beginning
 of Period....................................    35,826,000     30,854,000
                                                ------------   ------------

Cash and Short-Term Investments, End
 of Period....................................  $ 25,719,000   $ 14,645,000
                                                ============   ============

The accompanying note is an integral part of this statement.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

Note to Consolidated Financial Statements
March 31, 1994 (unaudited) -

 Note 1 - The information furnished in this Form 10-Q reflects all normal and
 ------
 recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial statements as of March 31, 1994.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition
- ---------------------------------------

The Company's financial condition has remained strong throughout the three months ended March 31, 1994. Management is not aware of any potential material impairments to the Company's current financial position nor is it aware of any material changes.

The most significant requirements for funds now anticipated are for purchases of equipment and payment of cash dividends. The Company plans to fund these expenditures primarily through internally generated funds.

At March 31, 1994, the Company had lines of credit with banks totaling $50,684,000, primarily at their prime interest rates. At March 31, 1994, $43,592,000 of these lines of credit remained unused.

Material Changes in Results of Operations
- -----------------------------------------

Three Months Ended March 31, 1994 Compared to the Three Months Ended March 31, 1993.

  Revenues
  --------

     Service and system fees revenues increased by $7,300,000 (6.8%) in the first quarter of 1994 compared to the first quarter of 1993. Contributing to this increase were higher levels of system processing fees and professional services support fees.

     Hardware sales revenues increased to $9,756,000 for the first quarter of 1994 from $9,106,000 in the first quarter of 1993 due primarily to changes in the timing and product mix of systems installed.

  Cost of Hardware Sales
  ----------------------

     Cost of hardware sales increased by $916,000 in the quarter ended March 31, 1994 compared to the same period in 1993. This increase was primarily due to the increase in hardware sales revenues. Additionally, cost of hardware sales fluctuated due to changes in the timing and product mix of systems installed.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------


 Expenses
 --------

    Operating and development expenses increased by $2,158,000 (4.2%) in the quarter ended March 31, 1994 compared to the same period in 1993. This increase was primarily due to increased personnel and related costs to support the higher levels of professional services provided by the Company. These increases were partially offset by efficiencies gained through decreased costs for computer hardware at the Company's Information Systems Center.

    Marketing and installation expenses increased by $2,496,000 (7.0%) in the quarter ended March 31, 1994 compared to the same period in 1993 primarily due to increased costs for personnel and outside consulting fees related to the higher levels of professional services provided by the Company.

    General and administrative expenses increased by $510,000 (4.8%) in the quarter ended March 31, 1994 compared to the same period in 1993 primarily due to increased personnel and related costs to support the business.

 Provision for Income Taxes
 --------------------------

    The provision for income taxes increased in the quarter ended March 31, 1994, by $843,000 (18.2%) when compared to the same period in 1993. This increase was primarily due to an increase of $1,848,000 (15.2%) in income before income taxes. Additionally, the Company's effective tax rate was 39% in the first quarter of 1994 compared to 38% in the first quarter of 1993. The change in the effective tax rate was primarily due to an increase in the statutory corporate income tax rate for federal income taxes enacted in the third quarter of 1993.

 Net Income
 ----------

    Net income was $8,544,000 in the quarter ended March 31, 1994 compared to $7,539,000 in the quarter ended March 31, 1993 for the reasons discussed above.


                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   None

   (b) No reports on Form 8-K were filed during the three-month period ended March 31, 1994.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SHARED MEDICAL SYSTEMS CORPORATION
                                         ----------------------------------
                                         Registrant



May 13, 1994                             /s/ Terrence W. Kyle
- ------------                             ----------------------------------
   Date                                  Terrence W. Kyle
                                         Vice President of Finance
                                         Principal Financial Officer and
                                         Duly Authorized Officer