Form 10-Q
period 1994-06-30
SHARED MEDICAL SYSTEMS CORP
filed 1994-08-12
CIK 89415

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934

For the quarterly period ended June 30, 1994

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

                                Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  [x]   No
                                                   -----     -----

On July 31, 1994, there were  22,887,357 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED BALANCE SHEET
                      ----------------------------------

                                                June 30     December 31
                                                 1994           1993
                                             -------------  ------------
                                              (unaudited)

ASSETS

Current Assets:

  Cash and short-term investments..........  $ 20,805,000   $ 35,826,000
  Accounts receivable, net of reserve of
   $4,303,000 in 1994 and $4,279,000 in
   1993....................................   121,662,000    113,138,000
  Prepaid expenses, inventories, etc.......    19,412,000     16,572,000
                                             ------------   ------------

    Total Current Assets...................   161,879,000    165,536,000
                                             ------------   ------------

Property and Equipment, at cost:
  Land and land improvements...............    10,706,000     10,703,000
  Buildings................................    58,292,000     57,368,000
  Equipment................................   162,998,000    183,257,000
                                             ------------   ------------

                                              231,996,000    251,328,000

    Less:  Accumulated depreciation and
           amortization....................   129,734,000    146,463,000
                                             ------------   ------------

                                              102,262,000    104,865,000
                                             ------------   ------------
Computer Software, net of accumulated
  amortization of $31,945,000 in 1994 and
  $28,552,000 in 1993......................    35,837,000     33,547,000
                                             ------------   ------------

Other Assets...............................    42,252,000     37,494,000
                                             ------------   ------------

                                             $342,230,000   $341,442,000
                                             ============   ============



The accompanying note is an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                    CONSOLIDATED BALANCE SHEET (Continued)
                    --------------------------------------

                                                                    June 30      December 31
                                                                     1994           1993
                                                                -------------  -------------
                                                                 (unaudited)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:

  Notes payable............................................     $ 13,125,000   $  5,830,000
  Current portion of long-term obligations
    under capital leases...................................        2,633,000      2,433,000
  Dividends payable........................................        4,804,000      4,778,000
  Accounts payable.........................................       20,304,000     16,509,000
  Accrued expenses.........................................       22,429,000     32,434,000
  Current deferred revenues................................       24,918,000     23,477,000
  Accrued and current deferred income taxes................        1,204,000      7,379,000
                                                                ------------   ------------

    Total Current Liabilities..............................       89,417,000     92,840,000
                                                                ------------   ------------

Deferred Revenues..........................................       18,697,000     21,619,000
                                                                ------------   ------------

Long-Term Obligations Under Capital Leases.................        5,528,000      6,395,000
                                                                ------------   ------------

Deferred Income Taxes......................................       20,442,000     22,382,000
                                                                ------------   ------------

Stockholders' Investment:
  Preferred stock, par value $.10;
    authorized 1,000,000 shares; none
    issued.................................................                -              -
  Common stock, par value $.01; authorized
    60,000,000 shares;

                                    1994            1993
                                 ----------      ----------
  Shares issued............      26,895,992      26,770,731
  Less-
   Treasury shares:
      Donated..............       1,114,400       1,114,400
      Purchased............       2,905,096       2,903,523
  Shares
   outstanding.............      22,876,496      22,752,808          269,000        268,000
  Paid-in capital..........................................       30,619,000     28,829,000
  Retained earnings........................................      236,333,000    228,831,000
  Purchased common stock in treasury,
    at cost................................................      (55,003,000)   (54,948,000)
  Cumulative translation adjustment........................       (4,072,000)    (4,774,000)
                                                                ------------   ------------

    Total Stockholders' Investment.........................      208,146,000    198,206,000
                                                                ------------   ------------

                                                                $342,230,000   $341,442,000
                                                                ============   ============

                      SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                      ----------------------------------

                                Three Months Ended                 Six Months Ended
                                      June 30                           June 30
                         ---------------------------------  -------------------------------
                                1994              1993            1994             1993
                         -------------------  ------------  -----------------  ------------
                                        (unaudited)                      (unaudited)

Revenues:
 Service and system
   fees..................      $122,708,000   $110,586,000      $238,122,000   $218,700,000
 Hardware sales..........         9,899,000     13,560,000        19,655,000     22,666,000
                               ------------   ------------      ------------   ------------

                                132,607,000    124,146,000       257,777,000    241,366,000
Cost of Hardware
 Sales...................         7,834,000     10,591,000        16,083,000     17,924,000
                               ------------   ------------      ------------   ------------
Revenues Less Cost of
 Hardware Sales..........       124,773,000    113,555,000       241,694,000    223,442,000
                               ------------   ------------      ------------   ------------
Expenses:
 Operating and
  development............        57,399,000     50,898,000       110,563,000    101,904,000
 Marketing and
  installation...........        42,012,000     38,703,000        80,299,000     74,494,000
 General and
  administrative.........        11,036,000     10,810,000        22,213,000     21,477,000
 Interest................           290,000        487,000           576,000        751,000
                               ------------   ------------      ------------   ------------

                                110,737,000    100,898,000       213,651,000    198,626,000
                               ------------   ------------      ------------   ------------
Income Before
 Income Taxes............        14,036,000     12,657,000        28,043,000     24,816,000
Provision for
 Income Taxes............         5,474,000      4,810,000        10,937,000      9,430,000
                               ------------   ------------      ------------   ------------

Net Income...............      $  8,562,000   $  7,847,000      $ 17,106,000   $ 15,386,000
                               ============   ============      ============   ============
Net Income Per Common
 Share...................              $.37           $.34              $.74           $.67
                               ============   ============      ============   ============
Number of shares used
 to compute per
 share amounts...........        23,235,000     23,023,000        23,230,000     23,027,000
                               ============   ============      ============   ============
Dividends Per
 Common Share............              $.21           $.21              $.42           $.42
                               ============   ============      ============   ============

The accompanying note is an integral part of this statement.

                       SHARED MEDICAL SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                      Six Months Ended
                                                          June 30
                                                ----------------------------
                                                    1994           1993
                                                -------------  -------------
                                                        (unaudited)

Cash Flows from Operating Activities:
  Net Income..................................  $ 17,106,000   $ 15,386,000
  Adjustments to reconcile net income to net
    cash provided by operating activities -
  Depreciation and amortization...............    15,157,000     14,849,000
  Asset (increase) decrease -
   Accounts receivable........................    (8,524,000)    (8,287,000)
   Prepaid expenses, inventories, etc.........    (2,840,000)    (2,662,000)
   Other assets...............................    (4,998,000)    (5,160,000)
  Liability increase (decrease) -
   Accounts payable and accrued expenses......    (6,210,000)    (1,852,000)
   Deferred revenues..........................    (1,481,000)     3,528,000
   Accrued and deferred income taxes..........    (8,115,000)       947,000
  Other.......................................       718,000       (776,000)
                                                ------------   ------------

   Net cash provided by operating
     activities...............................       813,000     15,973,000
                                                ------------   ------------

Cash Flows from Investing Activities:
  Property and equipment additions............    (8,342,000)   (13,780,000)
  Investment in computer software.............    (5,859,000)    (5,237,000)
  Dispositions of equipment...................       187,000        198,000
  Partnership investment and related loan.....             -     (8,200,000)
                                                ------------   ------------

   Net cash used for investing activities.....   (14,014,000)   (27,019,000)
                                                ------------   ------------

Cash Flows from Financing Activities:
  Dividends paid..............................    (9,574,000)    (9,481,000)
  Change in treasury stock....................       (55,000)       (12,000)
  Payments on long-term obligations under
   capital leases.............................    (1,277,000)      (921,000)
  Increase in notes payable...................     7,295,000      3,978,000
  Exercise of stock options...................     1,791,000        700,000
                                                ------------   ------------

   Net cash used for financing activities.....    (1,820,000)    (5,736,000)
                                                ------------   ------------

Net Decrease in Cash and Short-Term
 Investments..................................   (15,021,000)   (16,782,000)

Cash and Short Term Investments, Beginning
 of Period....................................    35,826,000     30,854,000
                                                ------------   ------------

Cash and Short-Term Investments, End
 of Period....................................  $ 20,805,000   $ 14,072,000
                                                ============   ============

The accompanying note is an integral part of this statement.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

Note to Consolidated Financial Statements
June 30, 1994 (unaudited) -

        Note 1 - The information furnished in this Form 10-Q reflects all normal
        ------
        and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial statements as of June 30, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition
- - ---------------------------------------

The Company's financial condition has remained strong throughout the six months ended June 30, 1994. Management is not aware of any potential material impairments to the Company's current financial position nor is it aware of any material changes. Cash decreased $15,021,000 from December 31, 1993 primarily due to a change in the timing of payments for certain accruals, and income taxes.

The most significant requirements for funds now anticipated are for the proposed purchase of GTE Health Systems (GTEHS) for approximately $15,000,000 to $17,000,000, equipment, and the payment of cash dividends. The acquisition of GTEHS is subject to certain conditions contained in a letter of intent. The Company plans to fund these expenditures primarily through internally generated funds and short-term borrowings.

At June 30, 1994, the Company had lines of credit with banks totaling $51,089,000, primarily at their prime interest rates. At June 30, 1994, $37,964,000 of these lines of credit remained unused.

Material Changes in Results of Operations
- - -----------------------------------------

Three Months Ended June 30, 1994 Compared to the Three Months Ended June 30,
1993.

 Revenues
 --------

   Service and system fees revenues increased by $12,122,000 (11%) in the second quarter of 1994 compared to the second quarter of 1993. Contributing to this increase were higher levels of professional services, primarily related to installations and support, and system processing fees.

   Hardware sales revenues decreased to $9,899,000 for the second quarter of 1994 from $13,560,000 in the second quarter of 1993 due primarily to changes in the timing and product mix of systems installed.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------


 Cost of Hardware Sales
 ----------------------

   Cost of hardware sales decreased by $2,757,000 in the quarter ended June 30, 1994 compared to the same period in 1993. This decrease was primarily due to the decrease in hardware sales revenues. Additionally, cost of hardware sales fluctuated due to changes in the timing and product mix of systems installed.

 Expenses
 --------

   Operating and development expenses increased by $6,501,000 (13%) in the quarter ended June 30, 1994 compared to the same period in 1993. This increase was primarily due to increased personnel and related costs to support the higher levels of professional services provided by the Company and increased computer hardware and related costs at the Company's Information Systems Center.

   Marketing and installation expenses increased by $3,309,000 (9%) in the quarter ended June 30, 1994 compared to the same period in 1993 primarily due to increased personnel and related costs to support the higher levels of professional services provided by the Company.

   General and administrative expenses increased by $226,000 (2%) in the quarter ended June 30, 1994 compared to the same period in 1993 primarily due to increased personnel and related costs to support the business.

   Interest expense decreased to $290,000 for the second quarter of 1994 from $487,000 in the second quarter of 1993 due primarily to the decreased level of average outstanding borrowings associated with the Company's short-term loan obligations.

 Provision for Income Taxes
 --------------------------

   The provision for income taxes increased in the quarter ended June 30, 1994, by $664,000 (14%) when compared to the same period in 1993. This increase was primarily due to an increase in income before income taxes of $1,379,000 (11%). Additionally, the Company's effective tax rate was 39% during the second quarter of 1994 compared to 38% during the second quarter of 1993. The change in the effective tax rate was primarily due to an increase in the statutory federal corporate income tax rate enacted in the third quarter of 1993.

 Net Income
 ----------

   Net income was $8,562,000 in the quarter ended June 30, 1994 compared to $7,847,000 in the quarter ended June 30, 1993 for the reasons discussed above.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------



Six Months Ended June 30, 1994 Compared to the Six Months Ended June 30, 1993.

 Revenues
 --------

   Service and system fees revenues increased by $19,422,000 (9%) for the six months ended June 30, 1994 compared to the same period in 1993. Contributing to this increase were higher levels of professional services, primarily related to installations and support, and system processing fees.

   Hardware sales revenues decreased to $19,655,000 for the six months ended June 30, 1994 from $22,666,000 for the same period in 1993 due primarily to changes in the timing and product mix of systems installed.

 Cost of Hardware Sales
 ----------------------

   Cost of hardware sales decreased by $1,841,000 in the first two quarters of 1994 compared to the first two quarters of 1993. This decrease was primarily due to the decrease in hardware sales revenues. Additionally, cost of hardware sales fluctuated due to changes in the timing and product mix of systems installed.

 Expenses
 --------

   Operating and development expenses increased by $8,659,000 (9%) in the first two quarters of 1994 compared to the first two quarters of 1993. This increase was primarily due to increased personnel and related costs to support the higher levels of professional services provided by the Company and increased computer hardware and related costs at the Company's Information Systems Center.

   Marketing and installation expenses increased by $5,805,000 (8%) in the first two quarters of 1994 compared to the first two quarters of 1993 primarily due to increased personnel and related costs to support the higher levels of professional services provided by the Company.

   General and administrative expenses increased by $736,000 (3%) in the first two quarters of 1994 compared to the first two quarters of 1993 primarily due to increased personnel and related costs to support the business.

   Interest expense decreased to $576,000 for the six months ended June 30, 1994 from $751,000 for the same period in 1993 due primarily to the decreased level of average outstanding borrowings associated with the Company's short-term loan obligations.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------


 Provision for Income Taxes
 --------------------------

   The provision for income taxes increased in the first two quarters of 1994 by $1,507,000 (16%) when compared to the same period in 1993. This increase was primarily due to an increase in income before income taxes of $3,227,000 (13%). Additionally, the Company's effective tax rate was 39% during the first six months of 1994 compared to 38% during the first six months of 1993. The change in the effective tax rate was primarily due to an increase in the statutory federal corporate income tax rate enacted in the third quarter of 1993.

 Net Income
 ----------

   Net income was $17,106,000 in the first two quarters of 1994 compared to $15,386,000 in the first two quarters of 1993 for the reasons discussed above.

                          PART II - OTHER INFORMATION


   Item 4.  Submission of Matters to a Vote of Security Holders.

   The annual meeting of stockholders of the Company was held on April 29, 1994. The following is a summary of the votes for elected directors:

                                            Votes     Broker
   Nominee                    Votes For   Withheld   Nonvotes

   -----------------------------------------------------------

   R. James Macaleer........  20,206,551   77,695        0
   Raymond K. Denworth, Jr..  20,216,494   67,752        0
   Frederick W. DeTurk......  20,215,038   69,208        0
   Josh S. Weston...........  20,215,495   68,751        0
   Harvey J. Wilson.........  20,213,664   70,582        0
   Jeffrey S. Rubin.........  20,193,212   91,034        0

   There are no other persons whose terms as directors continued after this meeting.

   Item 6.  Exhibits and Reports on Form 8-K.

     (a)    None

     (b) No reports on Form 8-K were filed during the three-month period ended June 30, 1994.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SHARED MEDICAL SYSTEMS CORPORATION
                                 ----------------------------------
                                 Registrant



August 12, 1994                  /s/ Terrence W. Kyle
- - ---------------                  ----------------------------------
     Date                        Terrence W. Kyle
                                 Vice President of Finance
                                 Principal Financial Officer and
                                 Duly Authorized Officer