Form 10-Q
period 1994-09-30
SHARED MEDICAL SYSTEMS CORP
filed 1994-11-14
CIK 89415

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934

For the quarterly period ended September 30, 1994

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934

For the transition period from              to
                               ------------    -------------

Commission file number 0-7416


                      SHARED MEDICAL SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)

             Delaware                                   23-1704148
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

      51 Valley Stream Parkway
       Malvern, Pennsylvania                             19355
       (Address of principal                          (Zip Code)
       executive offices)

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

On October 31, 1994, there were 22,937,296 shares of Common Stock outstanding.





Page 1 of 12.
The exhibit index appears on sequentially numbered page 12 of 12.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                       SHARED MEDICAL SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                       ----------------------------------


                                                   September 30   December 31
                                                       1994           1993
                                                   -------------  ------------
                                                     (unaudited)
ASSETS

Current Assets:

  Cash and short-term investments . . . . . . . .   $ 20,280,000  $ 35,826,000
  Accounts receivable, net of reserve of
   $5,531,000 in 1994 and $4,279,000 in
   1993 . . . . . . . . . . . . . . . . . . . . .    134,493,000   113,138,000
  Prepaid expenses, inventories, etc. . . . . . .     22,525,000    16,572,000
                                                    ------------  ------------

    Total Current Assets. . . . . . . . . . . . .    177,298,000   165,536,000
                                                    ------------  ------------
Property and Equipment, at cost:
  Land and land improvements. . . . . . . . . . .     10,712,000    10,703,000
  Buildings . . . . . . . . . . . . . . . . . . .     58,962,000    57,368,000
  Equipment . . . . . . . . . . . . . . . . . . .    166,447,000   183,257,000
                                                    ------------  ------------

                                                     236,121,000   251,328,000

    Less:  Accumulated depreciation and
           amortization . . . . . . . . . . . . .    132,720,000   146,463,000
                                                    ------------  ------------

                                                     103,401,000   104,865,000
                                                    ------------  ------------
Computer Software, net of accumulated
  amortization of $33,901,000 in 1994 and
  $28,552,000 in 1993 . . . . . . . . . . . . . .     36,751,000    33,547,000
                                                    ------------  ------------

Other Assets. . . . . . . . . . . . . . . . . . .     58,607,000    37,494,000
                                                    ------------  ------------

                                                    $376,057,000  $341,442,000
                                                    ============  ============




The accompanying note is an integral part of this statement.

                       SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED BALANCE SHEET (Continued)
                     --------------------------------------

                                                    September 30    December 31
                                                       1994           1993
                                                    ------------   ------------
                                                     (unaudited)
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:

  Notes payable . . . . . . . . . . . . . . . . .   $ 22,211,000   $  5,830,000
  Current portion of long-term obligations
    under capital leases. . . . . . . . . . . . .      2,826,000      2,433,000
  Dividends payable . . . . . . . . . . . . . . .      4,813,000      4,778,000
  Accounts payable  . . . . . . . . . . . . . . .     21,659,000     16,509,000
  Accrued expenses  . . . . . . . . . . . . . . .     32,611,000     32,434,000
  Current deferred revenues . . . . . . . . . . .     31,285,000     23,477,000
  Accrued and current deferred income taxes . . .      2,864,000      7,379,000
                                                    ------------   ------------

    Total Current Liabilities . . . . . . . . . .    118,269,000     92,840,000
                                                    ------------   ------------

Deferred Revenues . . . . . . . . . . . . . . . .     17,525,000     21,619,000
                                                    ------------   ------------

Long-Term Obligations Under Capital Leases. . . .      4,840,000      6,395,000
                                                    ------------   ------------

Deferred Income Taxes . . . . . . . . . . . . . .     21,319,000     22,382,000
                                                    ------------   ------------

Stockholders' Investment:
  Preferred stock, par value $.10;
    authorized 1,000,000 shares; none
    issued. . . . . . . . . . . . . . . . . . . .        -              -
  Common stock, par value $.01; authorized
    60,000,000 shares;

                         1994             1993
                      ----------       ----------
  Shares issued. . .  26,940,075       26,770,731
  Less-
   Treasury shares:
      Donated. . . .   1,114,400        1,114,400
      Purchased. . .   2,905,961        2,903,523
  Shares
   outstanding . . .  22,919,714       22,752,808        269,000        268,000
  Paid-in capital . . . . . . . . . . . . . . . .     31,115,000     28,829,000
  Retained earnings . . . . . . . . . . . . . . .    240,449,000    228,831,000
  Purchased common stock in treasury,
    at cost . . . . . . . . . . . . . . . . . . .    (55,036,000)   (54,948,000)
  Cumulative translation adjustment . . . . . . .     (2,693,000)    (4,774,000)
                                                    ------------   ------------

    Total Stockholders' Investment  . . . . . . .    214,104,000    198,206,000
                                                    ------------   ------------

                                                    $376,057,000   $341,442,000
                                                    ============   ============

                      SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                      ----------------------------------

                                   Three Months Ended             Nine Months Ended
                                      September 30                   September 30
                               ---------------------------   ---------------------------
                                   1994           1993           1994           1993
                               ------------   ------------   ------------   ------------
                                       (unaudited)                   (unaudited)
Revenues:
 Service and system
   fees.....................   $127,280,000   $112,117,000   $365,402,000   $330,817,000
 Hardware sales.............     11,554,000     11,617,000     31,209,000     34,283,000
                               ------------   ------------   ------------   ------------

                                138,834,000    123,734,000    396,611,000    365,100,000

Cost of Hardware
 Sales......................      9,352,000      8,662,000     25,435,000     26,586,000
                               ------------   ------------   ------------   ------------

Revenues Less Cost of
 Hardware Sales.............    129,482,000    115,072,000    371,176,000    338,514,000
                               ------------   ------------   ------------   ------------

Expenses:
 Operating and
  development...............     60,237,000     51,805,000    170,800,000    153,709,000
 Marketing and
  installation..............     42,032,000     38,900,000    122,331,000    113,394,000
 General and
  administrative............     12,213,000     11,022,000     34,426,000     32,499,000
 Interest...................        361,000        326,000        937,000      1,077,000
                               ------------   ------------   ------------   ------------

                                114,843,000    102,053,000    328,494,000    300,679,000
                               ------------   ------------   ------------   ------------

Income Before
 Income Taxes...............     14,639,000     13,019,000     42,682,000     37,835,000

Provision for
 Income Taxes...............      5,709,000      5,827,000     16,646,000     15,257,000
                               ------------   ------------   ------------   ------------

Net Income..................   $  8,930,000   $  7,192,000   $ 26,036,000   $ 22,578,000
                               ============   ============   ============   ============

Net Income Per Common
 Share......................           $.38           $.31          $1.12           $.98
                               ============   ============   ============   ============

Number of shares used
 to compute per
 share amounts..............     23,252,000     23,031,000     23,237,000     23,028,000
                               ============   ============   ============   ============

Dividends Per
 Common Share...............           $.21           $.21           $.63           $.63
                               ============   ============   ============   ============



The accompanying note is an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

                                                     Nine Months Ended
                                                        September 30
                                                ----------------------------
                                                    1994           1993
                                                -------------  -------------
                                                         (unaudited)
Cash Flows from Operating Activities:
  Net Income.................................    $ 26,036,000   $ 22,578,000
  Adjustments to reconcile net income to net
    cash provided by operating activities -
  Depreciation and amortization..............      23,174,000     22,450,000
  Asset (increase) decrease -
   Accounts receivable.......................     (15,986,000)    (4,527,000)
   Prepaid expenses, inventories, etc........      (5,822,000)    (2,444,000)
   Other assets..............................      (5,187,000)    (5,875,000)
  Liability increase (decrease) -
   Accounts payable and accrued expenses.....       4,034,000     (3,669,000)
   Deferred revenues.........................      (1,652,000)    14,933,000
   Accrued and deferred income taxes.........      (5,578,000)     2,033,000
  Other......................................       1,430,000     (1,696,000)
                                                 ------------   ------------

   Net cash provided by operating
     activities..............................      20,449,000     43,783,000
                                                 ------------   ------------

Cash Flows from Investing Activities:
  Property and equipment additions...........     (13,255,000)   (17,631,000)
  Investment in computer software............      (8,657,000)    (8,307,000)
  Dispositions of equipment..................         487,000        361,000
  Investments in subsidiary and
   partnership...............................     (17,000,000)    (8,200,000)
                                                 ------------   ------------

   Net cash used for investing activities....     (38,425,000)   (33,777,000)
                                                 ------------   ------------

Cash Flows from Financing Activities:
  Dividends paid.............................     (14,378,000)   (14,233,000)
  Change in treasury stock...................         (88,000)        18,000
  Payments on long-term obligations under
   capital leases............................      (1,772,000)    (1,364,000)
  Increase (decrease) in notes payable.......      16,381,000     (1,485,000)
  Exercise of stock options..................       2,287,000        950,000
                                                 ------------   ------------

   Net cash provided by (used for)
     financing activities....................       2,430,000    (16,114,000)
                                                 ------------   ------------

Net Decrease in Cash and Short-Term
  Investments................................     (15,546,000)    (6,108,000)

Cash and Short Term Investments, Beginning
  of Period..................................      35,826,000     30,854,000
                                                 ------------   ------------

Cash and Short-Term Investments, End
  of Period..................................    $ 20,280,000   $ 24,746,000
                                                 ============   ============

The accompanying note is an integral part of this statement.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

Note to Consolidated Financial Statements
September 30, 1994 (unaudited) -

   Note 1 - The information furnished in this Form 10-Q reflects all normal and
   ------
   recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial statements as of September 30, 1994.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition
- - - ---------------------------------------

The Company's financial condition has remained strong throughout the nine months ended September 30, 1994. Management is not aware of any potential material impairments to the Company's current financial position nor is it aware of any material changes.

On September 30, 1994 the Company acquired all of the outstanding capital stock of GTE Health Systems Incorporated ("GTEHS"), from its sole stockholder GTE Directories Corporation, for an aggregate consideration expected to be approximately $17,000,000. This transaction has been accounted for as a purchase.

GTEHS is a provider of hospital information systems to the healthcare industry. Upon its acquisition by the Company, GTEHS was merged with and into the Company and is currently operating as a division of the Company.

The most significant requirements for funds now anticipated are for purchases of equipment, repayment of short-term notes payable, and payment of cash dividends. The Company plans to fund these expenditures primarily through internally generated funds.

At September 30, 1994, the Company had lines of credit with banks totaling $51,715,000, primarily at their prime interest rates. At September 30, 1994, $29,504,000 of these lines of credit remained unused.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

Material Changes in Results of Operations
- - - -----------------------------------------

Three Months Ended September 30, 1994 Compared to the Three Months Ended September 30, 1993.

 Revenues
 --------

   Service and system fees revenues increased by $15,163,000 (14%) in the third quarter of 1994 compared to the third quarter of 1993. Contributing to this increase were higher levels of professional services, primarily related to installations and support; system sales; and system processing fees.

   Hardware sales revenues of $11,554,000 for the third quarter of 1994 did not vary significantly from the same period in 1993.

 Cost of Hardware Sales
 ----------------------

   Cost of hardware sales increased by $690,000 in the quarter ended
   September 30, 1994 compared to the same period in 1993. This increase was primarily due to reduced hardware margins in line with industry trends, and changes in the timing and product mix of systems installed.

 Expenses
 --------

   Operating and development expenses increased by $8,432,000 (16%) in the quarter ended September 30, 1994 compared to the same period in 1993. This increase was primarily due to increased personnel and related costs to support the higher levels of professional services provided by the Company and increased computer hardware and related costs at the Company's Information Systems Center.

   Marketing and installation expenses increased by $3,132,000 (8%) in the quarter ended September 30, 1994 compared to the same period in 1993 primarily due to increased personnel and related costs to support the higher levels of professional services provided by the Company.

   General and administrative expenses increased by $1,191,000 (11%) in the quarter ended September 30, 1994 compared to the same period in 1993 primarily due to increased personnel and related costs to support the business.

   Interest expense increased to $361,000 for the third quarter of 1994 from $326,000 in the third quarter of 1993 due primarily to the increased level of long-term obligations under capital leases.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

 Provision for Income Taxes
 --------------------------

   The provision for income taxes decreased in the quarter ended
   September 30, 1994 by $118,000 (2%) when compared to the same period in 1993. This decrease was primarily due to the impact of approximately $750,000 of additional tax provisions recorded in the quarter ended September 30, 1993. These additional tax provisions were caused by the increase in the statutory federal corporate income tax rate to 35%, which was enacted during the third quarter of 1993. These additional tax provisions consisted of approximately $500,000 to increase the Company's deferred tax liability to the new statutory federal rate, and approximately $250,000 to record the retroactive impact of the new rate for the first two quarters of 1993. This decrease was partially offset by an increase in income before income taxes of $1,620,000 (12%) in the quarter ended September 30, 1994 when compared to the same period in 1993.

 Net Income
 ----------

   Net income was $8,930,000 in the quarter ended
   September 30, 1994 compared to $7,192,000 in the quarter ended September 30, 1993 for the reasons discussed above.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Nine Months Ended September 30, 1994 Compared to the Nine Months Ended September 30, 1993.

 Revenues
 --------

   Service and system fees revenues increased by $34,585,000 (10%) for the nine months ended September 30, 1994 compared to the same period in 1993. Contributing to this increase were higher levels of professional services, primarily related to installations and support; system processing fees; and system sales.

   Hardware sales revenues decreased to $31,209,000 for the nine months ended September 30, 1994 from $34,283,000 for the same period in 1993 due primarily to changes in the timing and product mix of systems installed.

 Cost of Hardware Sales
 ----------------------

   Cost of hardware sales decreased by $1,151,000 in the first three quarters of 1994 compared to the first three quarters of 1993. This decrease was primarily due to the decrease in hardware sales revenues. Additionally, cost of hardware sales fluctuated due to reduced hardware margins in line with industry trends, and changes in the timing and product mix of systems installed.

 Expenses
 --------

   Operating and development expenses increased by $17,091,000 (11%) in the first three quarters of 1994 compared to the first three quarters of 1993. This increase was primarily due to increased personnel and related costs to support the higher levels of professional services provided by the Company and increased computer hardware and related costs at the Company's Information Systems Center.

   Marketing and installation expenses increased by $8,937,000 (8%) in the first three quarters of 1994 compared to the first three quarters of 1993 primarily due to increased personnel and related costs to support the higher levels of professional services provided by the Company.

   General and administrative expenses increased by $1,927,000 (6%) in the first three quarters of 1994 compared to the first three quarters of 1993 primarily due to increased personnel and related costs to support the business.

   Interest expense decreased to $937,000 for the nine months ended September 30, 1994 from $1,077,000 for the same period in 1993 due primarily to the decreased level of average outstanding borrowings associated with the Company's short-term loan obligations, partially offset by the increased level of long-term obligations under capital leases.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

 Provision for Income Taxes
 --------------------------

   The provision for income taxes increased in the first three quarters of 1994 by $1,389,000 (9%) when compared to the same period in 1993. This increase was primarily due to an increase in income before income taxes of $4,847,000 (13%) in the first three quarters of 1994 when compared to the same period in 1993. This increase was partially offset by additional tax provisions of approximately $500,000 recorded in the quarter ended September 30, 1993 in order to increase the Company's deferred tax liability to the new statutory federal corporate income tax rate which was enacted in August 1993.

 Net Income
 ----------

   Net income was $26,036,000 in the first three quarters of 1994 compared to $22,578,000 in the first three quarters of 1993 for the reasons discussed above.

                          PART II - OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K.

    (a)  The following exhibits are included in this report:

         No.                      Description
         ---   ----------------------------------------------------------------

         (2)   Plan of Acquisition

               Stock Purchase Agreement dated September 30, 1994 between Shared Medical Systems Corporation and GTE Directories Corporation (filed as Exhibit (2) to the Company's Form 8-K Report dated September 30, 1994.)*

         (27)  Financial Data Schedule

    (b)  Form 8-K

         1.    On October 14, 1994 the Company filed a Form 8-K dated
               September 30, 1994, concerning the acquisition of all of the outstanding capital stock of GTE Health Systems Incorporated from GTE Directories Corporation, its sole stockholder. Because it was impracticable to provide the required financial statements and pro forma financial statement information of the acquired business at the date of the filing of the Form 8-K, no financial statements were included in the filing. The Company will file such financial statement information when available, but not later than 60 days after the date on which the Form 8-K was due to be filed.

*Previously filed as indicated and incorporated herein by reference.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SHARED MEDICAL SYSTEMS CORPORATION
                                         ----------------------------------
                                         Registrant



November 14, 1994                        /S/ Terrence W. Kyle
- - - -----------------                        ----------------------------------
     Date                                Terrence W. Kyle
                                         Vice President of Finance
                                         Principal Financial Officer and
                                         Duly Authorized Officer

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

                                 EXHIBIT INDEX


No.                    Description
- - - ---       ------------------------------------
(2)       Plan of Acquisition

          Stock Purchase Agreement dated
          September 30, 1994 between
          Shared Medical Systems Corporation
          and GTE Directories Corporation
          (filed as Exhibit (2) to the
          Company's Form 8-K Report dated
          September 30, 1994.)*

(27)      Financial Data Schedule





*Previously filed as indicated and incorporated herein by reference.