Form 10-K
SHARED MEDICAL SYSTEMS CORP
filed 1995-03-31
CIK 89415

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to___________
Commission file number 0-7416
                      SHARED MEDICAL SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)
            Delaware                                     23-1704148
(State or other jurisdiction          (I.R.S. Employer Identification Number)
 of incorporation or organization)


     51 Valley Stream Parkway
      Malvern, Pennsylvania                                19355
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X__ No_____

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

  The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of February 28, 1995, was $742,506,000. See page 8 herein for assumptions on which this calculation is based.

  On February 28, 1995, there were 23,046,452 shares of Common Stock outstanding.
                     DOCUMENTS INCORPORATED BY REFERENCE.

  Certain portions of the Company's Annual Report to Stockholders for the year ended December 31, 1994 are incorporated by reference into Part I and Part II of this Form 10-K. Certain portions of the Company's definitive Proxy Statement to be mailed to stockholders on or about April 7, 1995 are incorporated by reference into Part III and Part IV of this Form 10-K.

                                     Part I

Item 1.  Business.

The Company, incorporated in Delaware in January 1969, and its subsidiaries provide computer-based information processing systems and associated services to the healthcare industry in North America and Europe.

The Company's products are offered to hospitals of all types (urban, teaching, suburban, rural, specialty), proprietary hospital companies, not-for-profit multihospital groups, and integrated health networks. The Company's products are also offered to healthcare organizations such as clinics, physician groups, medical schools, public health departments, and home healthcare organizations. These products include a full range of financial, patient management, clinical, ambulatory, and decision support software systems that use diverse computing and networking technologies, ranging from remote processing, to distributed processing systems, to onsite systems. The Company also provides professional services related to its information processing systems business.

Domestically, the Company markets its products and provides installation services and ongoing technical and educational support with a field staff working from branch offices. At its Corporate Headquarters and Information Services Center, the Company has a customer service staff, applications specialists, communications and computer operations personnel who assist customers in their day-to-day use of the Company's products, and system designers and programmers who work to improve existing programs and develop additional data processing products. In Europe, the Company markets, installs, and supports its products through local offices in nine countries.

The Company's primary markets are acute-care hospitals, generally with 100 or more beds, multi-entity healthcare corporations, integrated health networks, physician groups, and other healthcare providers. In the United States, which has historically been the Company's most significant market, the Company currently has contracts with hospitals in 47 states, the District of Columbia, and Puerto Rico.

On September 30, 1994, the Company acquired all of the outstanding capital stock of GTE Health Systems Incorporated ("GTEHS"), a provider of information systems to the healthcare industry, for $17,287,000. Upon its acquisition by the Company, GTEHS was merged into the Company and operates as a division of the Company.

In 1981, the Company entered the healthcare information processing systems and services market in Europe. The Company currently has hospital contracts in Belgium, the Czech Republic, France, Germany, the Netherlands, Hungary, Ireland, Italy, Poland, Portugal, Spain, and the United Kingdom.

For financial information by geographic area, refer to page 34 of the Company's 1994 Annual Report to Stockholders, Notes to Consolidated Financial Statements, Business Segment Information (Note 10), which is incorporated herein by reference.

Although the number of stand-alone acute-care hospital beds has declined slightly in recent years, the demand for integrated information systems in the healthcare industry has grown due to the emergence of multi-entity healthcare organizations and integrated health networks, increases in information required by the government and private insurers, additional medical services provided by healthcare organizations, and the needs related to health maintenance organizations and preferred provider organizations. In addition, cost containment pressures on healthcare providers, insurers, and employers require more sophisticated information systems and services.

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

    . Clinical Systems, which automate many labor-intensive tasks performed in the nursing, radiology, laboratory, pharmacy, and other departments within healthcare organizations. These systems also facilitate communications among departments.

    . Decision Support Systems, which provide access to a range of strategic information collected from the clinical, financial, and patient management systems.

    . Physician Information Systems, which provide information processing and administrative support to physician groups, clinics, and medical schools with features such as scheduling, electronic claims processing, automated billing and rebilling, and online collections.

    . Ambulatory Systems, which provide integrated systems that facilitate the sharing of clinical and financial information between healthcare providers in non-acute care settings.

    . Systems for integrated health networks, which are generally comprised of a variety of healthcare delivery organizations, such as acute-care hospitals, skilled nursing facilities, home health agencies, rehabilitation facilities, clinics, physician practices, and others. These systems include patient indexes that provide for rapid identification of patients anywhere in the network, scheduling of network-wide resources, a cumulative electronic patient record, sophisticated software that addresses the issues involved with managed care, and communications facilities that enhance communications among all elements of the network.

    Healthcare Data Exchange Systems - which facilitate the sharing and
    --------------------------------
    standardization of information, such as eligibility verifications, claims and remittance transmissions, throughout the healthcare industry.

    Professional Services - These services consist of a variety of activities
    ---------------------
    related to the Company's healthcare information processing systems. These professional services include system installation, support, and education. In addition, the Company provides specialized consulting services for the design and integration of software and networks, facilities management, information systems planning, and system-related process reengineering.

The Company's healthcare information systems and related services operate on computer systems that range from personal computers to minicomputers to mainframes. These systems are offered on computers operating at the customer's site, at the Company's Information Services Center (i.e. remotely), or as part of a distributed network. Distributed network systems generally process the financial applications at the Company's Information Services Center, while the patient management and clinical applications operate on computers located at the customer's site or at the Company's Information Services Center. These systems are also offered with networking features that enable multi-entity healthcare organizations to process information for affiliated hospitals, physician groups and clinics.

The service and system fees earned by the Company for the years ended
December 31, 1994, 1993, and 1992 were $504,386,000, $452,797,000, and
$421,620,000, respectively. The hardware at the customer sites associated with these services and systems, can be sold or leased to the Company's customers. Hardware sales for the years ended December 31, 1994, 1993, and 1992 were $46,383,000, $48,486,000, and $48,004,000, respectively.

                                   Customers
                                   ---------

The Company's services and systems are provided to customers under various contractual agreements. These agreements may be structured as fixed-period contracts, with terms generally ranging from one to ten years, or perpetual license contracts. Fixed-period agreements produce recurring revenues over the term of each contract, in contrast to perpetual license agreements, where software fees are recognized over the installation period and the related support fees are recognized over the term of the support agreement. In 1994, 1993, and 1992, no single customer accounted for 10% or more of consolidated revenues.

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

                                  Competition
                                  -----------

The Company experiences intense competition in the healthcare information systems and services market. Virtually all hospitals with more than 100 beds use some form of computer-based information processing. The Company has competition from a number of firms. The Company's competitors vary in size, in geographical coverage, and in scope and breadth of products and services offered.

The Company considers itself to be a major supplier of information processing systems and services to healthcare organizations. Some of its competitors are divisions of major corporations. These corporations are considerably larger, financially stronger, and more diversified than the Company.

Competition among those providing information processing systems and services to healthcare organizations, physician groups, and other healthcare providers is based upon the breadth and reliability of the systems and services provided and, to the extent that the services are comparable, upon price.

                            Research and Development
                            ------------------------

The Company is continually investigating the feasibility of enhancing existing systems and developing new systems to meet the information processing needs of healthcare organizations. Profitability of newly developed systems and services depends upon attainment of sufficient sales volumes and continuing improvement and efficiency of the systems.

In addition to developing its own computer software, the Company uses computer software from third parties. Some of the Company's development efforts are directed towards modification of this software to enable it to meet more fully the Company's specifications.

The Company expenses all research and non-capitalized development costs, which generally consist of costs incurred to establish the technological feasibility of internally produced computer software. These expenses are primarily for computer costs and salaries of personnel. These expenses amounted to $39,226,000 in 1994, $37,087,000 in 1993, and $33,703,000 in 1992.

The Company capitalizes the cost of certain internally produced computer software and purchased software. Capitalization for internally produced software begins when a project reaches technological feasibility and ceases when the software is available for general release to customers. Internally produced computer software costs, net of accumulated amortization, were $31,657,000 and $29,222,000 as of December 31, 1994 and 1993, respectively. Amortization related to internally produced software amounted to $6,290,000 in 1994, $5,464,000 in 1993, and $4,894,000 in 1992. Purchased software, net of accumulated amortization, was $7,144,000 and $4,325,000 as of December 31, 1994 and 1993, respectively. Computer software is amortized using the straight-line method over its expected useful life, which is generally five years.

                                   Personnel
                                   ---------

As of December 31, 1994, the Company had a total of 4,370 full-time employees.

Item 2.  Properties.

The Company purchased 116 acres of land in Chester County, Pennsylvania in 1978. The Company has constructed three buildings on this site; an information services center (81,000 square feet), which was put into service in 1979, and two office buildings with an aggregate of 431,000 square feet, the first of which was placed in service in 1981 and the second of which was placed in service in 1983. These office buildings serve as the Company's corporate headquarters. In addition, the Company leases office space near the Company's corporate headquarters, which is utilized by certain corporate-based operations. The Company also leases office space in most major metropolitan areas in the United States for marketing, installation, and support personnel and in various locations for its European operations. In 1993, the Company acquired an office building in Spain for its local operations. These facilities are adequate for existing operations.

In 1986, the Company purchased additional land (241 acres) in Chester County, Pennsylvania for possible future expansion.

As of December 31, 1994, the Company's Information Services Center, which is used primarily to process customer information and to support the Company's internal software development, contains one 5995-8650 AMDAHL processor, and three IBM 9021-962 processors, all of which were obtained under operating leases. The Company's Information Services Center also includes related mainframe peripherals and network communications equipment that has been purchased or obtained under leases. These leases are generally contracted on a month-to-month basis or under fixed-period agreements with terms that range from one to five years.

Item 3.  Legal Proceedings.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

Listed below are the name, age as of December 31, 1994, position(s) with the Company and principal occupation(s) for the past five years of each of the executive officers of the Company.

                                 Positions with Company and Principal
          Name            Age       Occupation(s) - Past Five Years
  -------------------     --- -------------------------------------------------

  R. James Macaleer       60  Chairman of the Board and Chief Executive Officer
                              of the Company since 1969.

  Marvin S. Cadwell       51  President and Chief Operating Officer of the
                              Company since March 1995. Prior to this, Mr.
                              Cadwell served as Executive Vice President of the Company since October 1993; Senior Vice President,
                              Managing Director and Chief Operating Officer of the Company's SMS Europe operations, March 1992 -
                              March 1995; and Vice President, Managing Director and Chief Operating Officer of the Company's SMS
                              Europe operations, September 1986 - March 1992.

  James C. Kelly          55  Secretary of the Company since June 1990.  Prior
                              to this, Mr. Kelly served as Executive Vice
                              President, Treasurer, and Secretary of the Company, May 1985 - June 1990.

  Francis W. Lavelle      45  Senior Vice President of the Company since
                              December 1993. Prior to this, Mr. Lavelle served as Vice President of New Business Development,
                              January 1991 - December 1993; and National Sales and Installation Manager of the Company's
                              Laboratory Division, September 1988 - December
                              1990.

  Marion G. Tomlin        55  Senior Vice President and General Manager of the
                              Company's Turnkey Systems Division since January
                              1991.  Prior to this, Mr. Tomlin served as Senior
                              Vice President of the Installation and Support group of the Company's Hospital Systems Division,
                              February 1988 - January 1991.

                                 Positions with Company and Principal
          Name            Age       Occupation(s) - Past Five Years
  -------------------     ---    ----------------------------------------------

  Michael B. Costello     51  Vice President of Administration and Corporate
                              Communications of the Company since January 1991.
                              Prior to this, Mr. Costello served as Vice
                              President of Administration of the Company, February 1990 - January 1991; and Vice President of Administration and Human Resources of the Company, May 1986 - February 1990.

  Terrence W. Kyle        44  Vice President of Finance, Treasurer and Assistant
                              Secretary of the Company since June 1990. Prior to this, Mr. Kyle served as Vice President of Finance of the Company, May 1985 - June 1990.

  Edward J. Grady         42  Controller and Assistant Treasurer of the Company
                              since February 1993. Prior to this, Mr. Grady served as Controller of the Company, May 1985 -
                              February 1993.

  Bonnie L. Shuman        46  General Counsel and Assistant Secretary of the
                              Company since June 1990.  Prior to this, Ms.
                              Shuman served as General Counsel of the Company,
                              September 1985 - June 1990.
-------------------------------------------------------------------------------

In calculating the aggregate market value of voting stock held by non-affiliates as shown on the cover page of this Form 10-K Report, the Company has included all of its directors, and only its directors, as affiliates of the Company. This is not an admission by the Company that any or all of its directors are in fact affiliates. The aggregate market value of voting stock held by non-affiliates was computed by using the average bid and asked prices of the stock as of February 28, 1995.

                                    Part II

The following information contained in the Company's Annual Report to Stockholders for the year ended December 31, 1994 is incorporated herein by reference:

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

Page 23, Section titled Market Price and Dividends Declared Per Share - "1994" and "1993" columns and related footnote

Item 6.  Selected Financial Data.

Page 23, Section titled Summary of Consolidated Operations - "Revenues", "Net Income", and "Net Income Per Share" line items

Page 23, Section titled Summary of Consolidated Financial Position - "Total Assets" and "Long-Term Obligations" line items

Page 23, Section titled Operating Ratios and Selected Financial Data - "Cash Dividends Declared Per Share" line item

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pages 18 through 22, Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.  Financial Statements and Supplementary Data.

Pages 24 through 34

Page 35, Report of Independent Public Accountants

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    Part III

The following information contained in the Company's definitive Proxy Statement to be mailed to stockholders on or about April 7, 1995 is incorporated herein by reference:

Item 10.  Directors and Executive Officers of the Registrant.

Section titled "Security Ownership": subsection titled "Directors and Management": columns "Name of Beneficial Owner" and "Director Since" for the section titled "Directors and Nominees" and related footnotes

Section titled "Compliance with Section 16(a) of the Exchange Act"

(For information concerning the Company's Executive Officers see pages 7 and 8 hereof, section titled "Executive Officers of the Registrant")

Item 11.  Executive Compensation.

Section titled "Election of Directors": the subsection titled "Compensation of Directors"

Section titled "Executive Compensation": subsections titled "Compensation Committee Interlocks and Insider Participation" and "Compensation Summaries"

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Section titled "Security Ownership": subsections titled "Principal Stockholders"; and "Directors and Management"; columns "Name of Beneficial Owner", "Common Stock Beneficially Owned", and "Percent of Class" and related footnotes

Item 13.  Certain Relationships and Related Transactions.

Section titled "Executive Compensation": subsections titled "Compensation Committee Interlocks and Insider Participation", paragraphs two and three

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

      1. Financial Statements - the following consolidated financial statements included on pages 24 through 34 in the Company's Annual Report to Stockholders for the year ended
           December 31, 1994 are included in this report.

           . Consolidated Balance Sheet as of December 31, 1994 and 1993 (pages 24 and 25)

           . Consolidated Statement of Income for the years ended December 31, 1994, 1993, and 1992 (page 26)

           . Consolidated Statement of Cash Flows for the years ended December 31, 1994, 1993, and 1992 (page 27)

           . Consolidated Statement of Stockholders' Investment for the years ended December 31, 1994, 1993, and 1992 (page 28)

           . Notes to Consolidated Financial Statements for the years ended December 31, 1994, 1993, and 1992 (pages 29 through 34)

           .  Report of Independent Public Accountants (page 35)

           . Selected Quarterly Financial Data (Unaudited) for the years ended December 31, 1994 and 1993 as reported in Notes to Consolidated Financial Statements (page 33)

      2. Financial Statement Schedules - the following Financial Statement Schedules required by Article 5 of Regulation S-X are included in this report:

           .  Report of Independent Public Accountants

           .  Schedule II - Valuation and Qualifying Accounts

           . Schedules omitted - the following schedules are omitted since they are not required, or not applicable: I, III, IV, and V

      3.   The following exhibits are included in this report:

           No.                        Description
           ---  ----------------------------------------------------------------

           (2)  Plan of Acquisition, Reorganization, Arrangement,
                Liquidation or Succession

                Stock Purchase Agreement dated September 30, 1994 between Shared Medical Systems Corporation and GTE Directories Corporation (filed as Exhibit (2) to the Company's Form 8-K dated
                September 30, 1994)*

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

                Deferred compensation agreements:**

                  R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1990)*

                  James C. Kelly (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1993)*

                Performance bonus plans - 1995:**

                  R. James Macaleer

                  Marvin S. Cadwell

                Performance bonus plans - 1994:**

                  R. James Macaleer

                  Marvin S. Cadwell

                  Marion G. Tomlin





*Previously filed as indicated and incorporated herein by reference.

**May be deemed a management contract or compensatory arrangement.

           No.                             Description
           ---- ----------------------------------------------------------------

                Insurance agreement:**

                  Marion G. Tomlin (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1991)*

                Employment agreements:**

                  Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1991)*

                  Marion G. Tomlin (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1991)*

                Stock Option Plans:

                  1987 Non-Qualified Stock Option Plan for Non-Employee Directors (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1993)*

                  1991 Non-Qualified Stock Option Plan for Non-Employee Directors (filed as Exhibit B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 1, 1991)*

           (13) Annual Report to Stockholders for the year ended
                December 31, 1994***

           (21) Subsidiaries of the Registrant

           (23) Consent of Independent Public Accountants

           (27) Financial Data Schedule



*Previously filed as indicated and incorporated herein by reference.

**May be deemed a management contract or compensatory arrangement.

***With the exception of the material specifically incorporated by reference in
Part I and Part II of this Form 10-K, the Annual Report to Stockholders for the year ended December 31, 1994 is not to be deemed "filed" as part of this Form 10-K.

  (b) The following reports on Form 8-K were filed during the three month period ended December 31, 1994:

       On October 14, 1994, the Company filed a Form 8-K reporting Item 2, "Acquisition or Disposition of Assets" and Item 7, "Financial Statements and Exhibits" with respect to the Company's acquisition of all of the outstanding capital stock of GTE Health Systems Incorporated ("GTEHS") from GTE Directories, its sole stockholder. No financial statements were included in this filing.

       On December 13, 1994, the Company filed a Form 8-K/A, Amendment No. 1, amending Item 2, "Acquisition or Disposition of Assets" and Item 7, "Financial Statements and Exhibits" of the Form 8-K filed on October 14, 1994 with respect to the Company's acquisition of GTEHS. Included in this filing were:

      (1) Financial statements of the business acquired.

          . MedSeries4 Operations of GTE Health Systems Incorporated Financial
            Statements as of December 31, 1993 and 1992 together with Report of Independent Public Accountants

          . MedSeries4 Operations of GTE Health Systems Incorporated Statements of Operations for the Nine Months Ended September 30, 1994 (Unaudited) and 1993 (Unaudited)

      (2) Pro Forma financial information.

          . Shared Medical Systems Corporation Pro Forma Combined Income
            Statement for the Year Ended December 31, 1993 (Unaudited)

          . Shared Medical Systems Corporation Pro Forma Combined Income
            Statement for the Nine Months Ended September 30, 1994 (Unaudited)

          . Shared Medical Systems Corporation Consolidated Balance Sheet as of
            September 30, 1994 Unaudited which reflects the acquisition of GTE Health Systems Incorporated's MedSeries4 business

          . Shared Medical Systems Corporation Notes to Pro Forma Combined
            Financial Statements for the Year Ended December 31, 1993 (Unaudited) and the Nine Months Ended September 30, 1994 (Unaudited)

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SHARED MEDICAL SYSTEMS CORPORATION

  By:    /S/ R. James Macaleer                    Date: March 31, 1995
       -----------------------------------              --------------
  R. James Macaleer - Chairman of the
  Board and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  By:    /S/ R. James Macaleer                    Date: March 31, 1995
       -----------------------------------              --------------
       R. James Macaleer - Chairman of the
       Board and Chief Executive Officer


  By:    /S/ Raymond K. Denworth, Jr.             Date: March 31, 1995
       -----------------------------------              --------------
       Raymond K. Denworth, Jr. - Director


  By:    /S/ Frederick W. DeTurk                  Date: March 31, 1995
       -----------------------------------              --------------
       Frederick W. DeTurk - Director


  By:    /S/ Josh S. Weston                       Date: March 31, 1995
       -----------------------------------              --------------
       Josh S. Weston - Director


  By:    /S/ Harvey J. Wilson                     Date: March 31, 1995
       -----------------------------------              --------------
       Harvey J. Wilson - Director


  By:    /S/ Jeffrey S. Rubin                     Date: March 31, 1995
       -----------------------------------              --------------
       Jeffrey S. Rubin - Director


  By:    /S/ Terrence W. Kyle                     Date: March 31, 1995
       -----------------------------------              --------------
       Terrence W. Kyle - Vice President
       of Finance, Treasurer and Assistant
       Secretary


  By:    /S/ Edward J. Grady                      Date: March 31, 1995
       -----------------------------------              --------------
       Edward J. Grady
       Controller and Assistant Treasurer

                    [Arthur Andersen LLP Logo Appears Here]



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Shared Medical Systems Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Shared Medical Systems Corporation's 1994 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP

Arthur Andersen LLP

Philadelphia, Pennsylvania
February 6, 1995

SCHEDULE II

                      SHARED MEDICAL SYSTEMS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
             -----------------------------------------------------

                                           Balance                                     Balance
                                         Beginning of  Charges to     Additions/       End of
                                             Year       Expenses      Deductions        Year
                                         ------------  ----------  ---------------   -----------

       Reserve for Doubtful Accounts:

         December 31, 1994                 $4,279,000    $818,000  $   220,000  (1)   $5,317,000
                                           ==========    ========  ===============    ==========

         December 31, 1993                 $4,991,000    $810,000  $(1,522,000) (2)   $4,279,000
                                           ==========    ========  ===============    ==========

         December 31, 1992                 $5,072,000    $491,000  $  (572,000) (2)   $4,991,000
                                           ==========    ========  ===============    ==========

(1) Write-offs of uncollectible accounts offset by additions resulting from the Company's acquisition of GTE Health Systems Incorporated on September 30, 1994.

(2)  Write-offs of uncollectible accounts

                                 EXHIBIT INDEX

   No.                    Description
  ----        ---------------------------------------

  (2)         Plan of Acquisition, Reorganization,
              Arrangement, Liquidation or Succession

              Stock Purchase Agreement dated
              September 30, 1994 between Shared Medical
              Systems Corporation and GTE Directories
              Corporation (filed as Exhibit (2) to the
              Company's Form 8-K dated September 30, 1994)*

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

  (10)        Material Contracts -

              Deferred compensation agreements:**

                  R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1990)*

                  James C. Kelly (filed as Exhibit (10)
                  to the Company's Form 10-K Report for
                  the year ended December 31, 1993)*

              Performance bonus plans - 1995:**

                  R. James Macaleer

                  Marvin S. Cadwell

              Performance bonus plans - 1994:**

                  R. James Macaleer

                  Marvin S. Cadwell

                  Marion G. Tomlin

*Previously filed as indicated and incorporated herein by reference.

**May be deemed a management contract or compensatory arrangement.

   No.                    Description
  ----        ---------------------------------------
              Insurance agreement:**

                  Marion G. Tomlin (filed as Exhibit (10)
                  to the Company's Form 10-K Report for
                  the year ended December 31, 1991)*

              Employment agreements:**

                  Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1991)*

                  Marion G. Tomlin (filed as Exhibit (10)
                  to the Company's Form 10-K Report for
                  the year ended December 31, 1991)*

              Stock Option Plans:

                  1987 Non-Qualified Stock Option Plan for
                  Non-Employee Directors (filed as Exhibit
                  (10) to the Company's Form 10-K Report
                  for the year ended December 31, 1993)*

                  1991 Non-Qualified Stock Option Plan for
                  Non-Employee Directors (filed as Exhibit
                  B to the Company's Proxy Statement for
                  the Annual Meeting of Stockholders held
                  on May 1, 1991)*

  (13) Annual Report to Stockholders for the year ended December 31, 1994***

  (21)        Subsidiaries of the Registrant

  (23)        Consent of Independent Public Accountants

  (27)        Financial Data Schedule



*Previously filed as indicated and incorporated herein by reference.

**May be deemed a management contract or compensatory arrangement.

***With the exception of the material specifically incorporated by reference in
Part I and Part II of this Form 10-K, the Annual Report to Stockholders for the year ended December 31, 1994 is not to be deemed "filed" as part of this Form 10-K.