Form 10-Q
period 1995-03-31
SHARED MEDICAL SYSTEMS CORP
filed 1995-05-12
CIK 89415

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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
Yes  X   No
   -----    -----

On April 30, 1995, there were 23,091,674 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      SHARED MEDICAL SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                      ----------------------------------

                                                         March 31        December 31
                                                           1995              1994
                                                       -------------     ------------
                                                        (unaudited)
ASSETS

Current Assets:

  Cash and short-term investments.................     $ 14,978,000      $ 21,249,000
  Accounts receivable, net of reserve of
    $5,606,000 in 1995 and $5,317,000 in 1994.....      140,620,000       138,554,000
  Prepaid expenses and other current assets.......       20,146,000        17,675,000
                                                       ------------      ------------
    Total Current Assets..........................      175,744,000       177,478,000
                                                       ------------      ------------
Property and Equipment, at cost:
  Land and land improvements......................       10,712,000        10,711,000
  Buildings.......................................       59,499,000        59,402,000
  Equipment.......................................      172,854,000       169,487,000
                                                       ------------      ------------
                                                        243,065,000       239,600,000
    Less:  Accumulated depreciation and
           amortization...........................      140,183,000       134,513,000
                                                       ------------      ------------
                                                        102,882,000       105,087,000
                                                       ------------      ------------
Computer Software, net of accumulated
  amortization of $38,234,000 in 1995 and
  $36,158,000 in 1994.............................       39,595,000        38,801,000
                                                       ------------      ------------
Other Assets......................................       57,721,000        58,699,000
                                                       ------------      ------------
                                                       $375,942,000      $380,065,000
                                                       ============      ============

The accompanying note is an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                    CONSOLIDATED BALANCE SHEET (Continued)
                    --------------------------------------

                                                                                      March 31         December 31
                                                                                        1995              1994
                                                                                     ------------      ------------
                                                                                     (unaudited)
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Notes payable...................................................................   $ 18,552,000      $ 12,383,000
  Current portion of long-term obligations under capital leases...................      3,120,000         3,100,000
  Dividends payable...............................................................      4,847,000         4,818,000
  Accounts payable................................................................     22,731,000        23,633,000
  Accrued expenses................................................................     20,953,000        38,189,000
  Current deferred revenues.......................................................     27,091,000        28,133,000
  Accrued and current deferred income taxes.......................................      9,927,000         6,591,000
                                                                                     ------------      ------------
    Total Current Liabilities.....................................................    107,221,000       116,847,000
                                                                                     ------------      ------------
Deferred Revenues.................................................................     15,916,000        17,352,000
                                                                                     ------------      ------------
Long-Term Obligations Under Capital Leases........................................      4,164,000         4,974,000
                                                                                     ------------      ------------
Deferred Income Taxes.............................................................     21,948,000        21,696,000
                                                                                     ------------      ------------
Stockholders' Investment:
  Preferred stock, par value $.10; authorized 1,000,000 shares; none issued.......        -                 -
  Common stock, par value $.01; authorized 60,000,000 shares;.....................

                                                          1995           1994
                                                       ----------     ----------
  Shares issued.....................................   27,103,165     26,964,821
  Less-
   Treasury shares:
      Donated.......................................    1,114,400      1,114,400
      Purchased.....................................    2,907,022      2,907,875
  Shares outstanding................................   23,081,743     22,942,546          271,000           270,000

  Paid-in capital.................................................................     34,249,000        32,365,000
  Retained earnings...............................................................    249,442,000       244,698,000
  Purchased common stock in treasury, at cost.....................................    (55,097,000)      (55,116,000)
  Cumulative translation adjustment...............................................     (2,172,000)       (3,021,000)
                                                                                     ------------      ------------
    Total Stockholders' Investment................................................    226,693,000       219,196,000
                                                                                     ------------      ------------
                                                                                     $375,942,000      $380,065,000
                                                                                     ============      ============

                      SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                      ----------------------------------

                                                                 Three Months Ended
                                                                      March 31
                                                          ------------------------------
                                                              1995             1994
                                                          ------------      ------------
                                                                    (unaudited)
Revenues:
  Service and system fees............................     $134,138,000      $115,414,000
  Hardware sales.....................................       11,201,000         9,756,000
                                                          ------------      ------------
                                                           145,339,000       125,170,000
                                                          ------------      ------------
Cost and Expenses:
  Operating and development..........................       63,291,000        53,164,000
  Marketing and installation.........................       44,050,000        38,287,000
  General and administrative.........................       12,586,000        11,177,000
  Cost of hardware sales.............................        9,240,000         8,249,000
  Interest...........................................          450,000           286,000
                                                          ------------      ------------
                                                           129,617,000       111,163,000
                                                          ------------      ------------
Income Before Income Taxes...........................       15,722,000        14,007,000
Provision for Income Taxes...........................        6,131,000         5,463,000
                                                          ------------      ------------
Net Income...........................................     $  9,591,000      $  8,544,000
                                                          ============      ============
Net Income Per Common Share..........................             $.41              $.37
                                                          ============      ============
Number of shares used to compute per share
  amounts............................................       23,565,000        23,225,000
                                                          ============      ============

Dividends Declared Per Common Share..................             $.21              $.21
                                                          ============      ============

The accompanying note is an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

                                                             Three Months Ended
                                                                  March 31
                                                       ------------------------------
                                                           1995              1994
                                                       ------------      ------------
                                                                (unaudited)
Cash Flows from Operating Activities:
  Net Income......................................     $  9,591,000      $  8,544,000
  Adjustments to reconcile net income to net
    cash used for operating activities -
      Depreciation and amortization...............        8,632,000         7,458,000
      Asset (increase) decrease -
        Accounts receivable.......................       (2,066,000)       (1,846,000)
        Prepaid expenses and other current
          assets..................................       (2,471,000)        2,761,000
        Other assets..............................          650,000        (1,413,000)
      Liability increase (decrease) -
        Accounts payable and accrued expenses.....      (18,138,000)      (13,427,000)
        Accrued and current deferred income
          taxes...................................        3,336,000        (1,008,000)
        Deferred revenues.........................       (2,478,000)       (2,165,000)
        Deferred income taxes.....................          252,000           (57,000)
      Other.......................................          928,000          (323,000)
                                                       ------------      ------------
   Net cash used for operating activities.........       (1,764,000)       (1,476,000)
                                                       ------------      ------------
Cash Flows from Investing Activities:
  Property and equipment additions................       (4,075,000)       (2,747,000)
  Investment in computer software.................       (2,917,000)       (3,137,000)
  Dispositions of equipment.......................           20,000           214,000
                                                       ------------      ------------
   Net cash used for investing activities.........       (6,972,000)       (5,670,000)
                                                       ------------      ------------
Cash Flows from Financing Activities:
  Dividends paid..................................       (4,818,000)       (4,778,000)
  Change in treasury stock........................           19,000            41,000
  Payments on long-term obligations...............         (790,000)         (653,000)
  Increase in notes payable.......................        6,169,000         1,262,000
  Exercise of stock options.......................        1,885,000         1,167,000
                                                       ------------      ------------
   Net cash provided by (used for) financing
     activities...................................        2,465,000        (2,961,000)
                                                       ------------      ------------
Net Decrease in Cash and Short-Term
 Investments......................................       (6,271,000)      (10,107,000)

Cash and Short-Term Investments, Beginning
 of Period........................................       21,249,000        35,826,000
                                                       ------------      ------------
Cash and Short-Term Investments, End
 of Period........................................     $ 14,978,000      $ 25,719,000
                                                       ============      ============

The accompanying note is an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Note to Consolidated Financial Statements
March 31, 1995 (unaudited) -

    Note 1 - The information furnished in this Form 10-Q reflects all normal and
    ------
    recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial statements as of March 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition
- ---------------------------------------

The Company's financial condition has remained strong throughout the three months ended March 31, 1995. Management is not aware of any potential material impairments to the Company's current financial position nor is it aware of any material changes.

The most significant requirements for funds now anticipated are for purchases of equipment and payment of cash dividends. The Company plans to fund any anticipated expenditures primarily through internally generated funds supplemented by bank borrowings as necessary.

At March 31, 1995, the Company had lines of credit with banks totaling $52,242,000, primarily at their prime interest rates. At March 31, 1995, $33,690,000 of these lines of credit remained unused.

Material Changes in Results of Operations
- -----------------------------------------

Three Months Ended March 31, 1995 Compared to the Three Months Ended March 31, 1994.

  Revenues
  --------

     Service and system fees revenues increased by $18,724,000 (16.2%) in the first quarter of 1995 compared to the first quarter of 1994. Contributing to this increase were higher levels of professional services, system processing fees, and revenues associated with the Company's MedSeries4 division which was acquired from a subsidiary of GTE Corporation on September 30, 1994. No revenues for the MedSeries4 division are included in the Company's results from operations for the first quarter of 1994.
     The higher level of professional services was generally attributable to systems installation and support. The increase in system processing fees was primarily due to the higher level of customer applications processed at the Company's Information Services Center.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

     Hardware sales revenues increased to $11,201,000 for the first quarter of 1995 from $9,756,000 in the first quarter of 1994 primarily due to differences in the timing and product mix of systems installed.

 Cost and Expenses
 -----------------

     Operating and development expenses increased to 47.2% of service and system fees revenues in the first quarter of 1995 from 46.1% in the first quarter of 1994. This change was primarily due to increased computer hardware and associated costs related to higher levels of system processing services provided to the Company's customers.

     Marketing and installation expenses decreased to 32.8% of service and system fees revenues in the first quarter of 1995 from 33.2% in the first quarter of 1994. This decrease was primarily due to improved efficiency in providing installations and support services to the Company's customers.

     General and administrative expenses, as a percentage of service and systems fees revenues, decreased to 9.4% in the first quarter of 1995 from 9.7% in the first quarter of 1994, primarily due to the Company's ongoing efforts to control administrative costs.

     Cost of hardware sales decreased to 82.5% of hardware sales revenues in the first quarter of 1995 from 84.6% in the first quarter of 1994. This change was primarily due to the different product mixes of systems installed in each quarter.

     Interest expense was $450,000 in the quarter ended March 31, 1995 compared to $286,000 in the same period in 1994. This change was primarily due to a higher level of outstanding borrowings associated with the Company's short-term loan obligations.

 Provision for Income Taxes
 --------------------------

     The provision for income taxes increased in the quarter ended
     March 31, 1995, by $668,000 (12.2%) when compared to the same period in 1994. This change was due to an increase of $1,715,000 (12.2%) in income before income taxes. The Company's effective tax rate was 39.0% in the first quarter of 1995 and 1994.

 Net Income
 ----------

     Net income was $9,591,000 in the quarter ended March 31, 1995 compared to $8,544,000 in the quarter ended March 31, 1994 for the reasons discussed above.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

  (a)    The following exhibit is included in this report:

         No.                      Description
         ---  --------------------------------------------
         (27) Financial Data Schedule

  (b) No reports on Form 8-K were filed during the three-month period ended March 31, 1995.

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



May 12, 1995                             /S/ Terrence W. Kyle
- ------------                             ----------------------------------
   Date                                  Terrence W. Kyle
                                         Vice President of Finance
                                         Principal Financial Officer and
                                         Duly Authorized Officer

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

                                 Exhibit Index

No.                               Description
- ---   -----------------------------------------------------------------------

(27)  Financial Data schedule