Form 10-Q
period 1995-06-30
SHARED MEDICAL SYSTEMS CORP
filed 1995-08-11
CIK 89415

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE  ACT OF 1934

For the quarterly period ended June 30, 1995

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
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----
On July 31, 1995, there were 23,179,924 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      SHARED MEDICAL SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                      ----------------------------------

                                                   June 30      December 31
                                                    1995            1994
                                                ------------   ------------
                                                 (unaudited)

ASSETS

Current Assets:

  Cash and short-term investments.............  $ 19,331,000   $ 21,249,000
  Accounts receivable, net of reserve of
   $5,224,000 in 1995 and $5,317,000 in 1994..   151,452,000    138,554,000
  Prepaid expenses and other current assets...    22,560,000     17,675,000
                                                ------------   ------------

    Total Current Assets......................   193,343,000    177,478,000
                                                ------------   ------------

Property and Equipment, at cost:
  Land and land improvements..................    10,718,000     10,711,000
  Buildings...................................    60,035,000     59,402,000
  Equipment...................................   172,921,000    169,487,000
                                                ------------   ------------
                                                 243,674,000    239,600,000

    Less:  Accumulated depreciation and
           amortization.......................   139,907,000    134,513,000
                                                ------------   ------------

                                                 103,767,000    105,087,000
                                                ------------   ------------

Computer Software, net of accumulated
  amortization of $40,436,000 in 1995 and
  $36,158,000 in 1994.........................    40,094,000     38,801,000
                                                ------------   ------------

Other Assets..................................    64,415,000     58,699,000
                                                ------------   ------------

                                                $401,619,000   $380,065,000
                                                ============   ============



The accompanying note is an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                    CONSOLIDATED BALANCE SHEET (Continued)
                    --------------------------------------

                                                         June 30        December 31
                                                          1995             1994
                                                      ------------     ------------
                                                       (unaudited)
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:

  Notes payable.....................................  $ 38,788,000     $ 12,383,000
  Current portion of long-term obligations
    under capital leases............................     3,693,000        3,100,000
  Dividends payable.................................     4,864,000        4,818,000
  Accounts payable..................................    20,210,000       23,633,000
  Accrued expenses..................................    23,228,000       38,189,000
  Current deferred revenues.........................    27,240,000       28,133,000
  Accrued and current deferred income taxes.........     6,388,000        6,591,000
                                                      ------------     ------------

    Total Current Liabilities.......................   124,411,000      116,847,000
                                                      ------------     ------------

Deferred Revenues...................................    14,738,000       17,352,000
                                                      ------------     ------------

Long-Term Obligations Under Capital Leases..........     4,300,000        4,974,000
                                                      ------------     ------------

Deferred Income Taxes...............................    22,448,000       21,696,000
                                                      ------------     ------------

Stockholders' Investment:
  Preferred stock, par value $.10;
    authorized 1,000,000 shares; none issued........       -                -
  Common stock, par value $.01; authorized
    60,000,000 shares;..............................

                            1995        1994
                         ----------  ----------
  Shares issued........  27,188,455  26,964,821
  Less-
   Treasury shares:
      Donated........     1,114,400   1,114,400
      Purchased......     2,909,905   2,907,875
  Shares outstanding.    23,164,150  22,942,546            272,000          270,000
  Paid-in capital...................................    37,228,000       32,365,000
  Retained earnings.................................   254,260,000      244,698,000
  Purchased common stock in treasury, at cost.......   (55,183,000)     (55,116,000)
  Cumulative translation adjustment.................      (855,000)      (3,021,000)
                                                      ------------     ------------

    Total Stockholders' Investment..................   235,722,000      219,196,000
                                                      ------------     ------------

                                                      $401,619,000     $380,065,000
                                                      ============     ============

                      SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                      ----------------------------------

                                  Three Months Ended          Six Months Ended
                                       June 30                     June 30
                              --------------------------  --------------------------
                                  1995          1994          1995          1994
                              ------------  ------------  ------------  ------------
                                       (unaudited)                (unaudited)
Revenues:
 Service and system fees..    $143,922,000  $122,708,000  $278,060,000  $238,122,000
 Hardware sales...........      11,357,000     9,899,000    22,558,000    19,655,000
                              ------------  ------------  ------------  ------------

                               155,279,000   132,607,000   300,618,000   257,777,000
                              ------------  ------------  ------------  ------------

Cost and Expenses:
 Operating and
  development.............      67,936,000    57,399,000   131,227,000   110,563,000
 Marketing and
  installation............      49,063,000    42,012,000    93,113,000    80,299,000
 General and
  administrative..........      12,451,000    11,036,000    25,037,000    22,213,000
 Cost of hardware sales...       9,323,000     7,834,000    18,563,000    16,083,000
 Interest.................         635,000       290,000     1,085,000       576,000
                              ------------  ------------  ------------  ------------

                               139,408,000   118,571,000   269,025,000   229,734,000
                              ------------  ------------  ------------  ------------

Income Before
 Income Taxes.............      15,871,000    14,036,000    31,593,000    28,043,000

Provision for Income
 Taxes....................       6,190,000     5,474,000    12,321,000    10,937,000
                              ------------  ------------  ------------  ------------

Net Income................    $  9,681,000  $  8,562,000  $ 19,272,000  $ 17,106,000
                              ============  ============  ============  ============

Net Income Per Common
 Share....................            $.41          $.37          $.82          $.74
                              ============  ============  ============  ============

Number of shares used
 to compute per share
 amounts..................      23,641,000    23,235,000    23,603,000    23,230,000
                              ============  ============  ============  ============

Dividends Per Common
 Share....................            $.21          $.21          $.42          $.42
                              ============  ============  ============  ============



The accompanying note is an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

                                                         Six Months Ended
                                                             June 30
                                                   ----------------------------
                                                       1995           1994
                                                   -------------  -------------
                                                            (unaudited)
Cash Flows from Operating Activities:
  Net Income.....................................  $ 19,272,000   $ 17,106,000
  Adjustments to reconcile net income to net
    cash provided by operating activities -
  Depreciation and amortization..................    17,535,000     15,157,000
  Asset (increase) decrease -
   Accounts receivable...........................   (10,827,000)    (8,524,000)
   Prepaid expenses and other current assets.....    (4,884,000)    (2,840,000)
   Other assets..................................        51,000     (4,998,000)
  Liability increase (decrease) -
   Accounts payable and accrued expenses.........   (18,384,000)    (6,210,000)
   Accrued and current deferred income taxes.....      (203,000)    (6,175,000)
   Deferred revenues.............................    (3,507,000)    (1,481,000)
   Deferred income taxes.........................       752,000     (1,940,000)
  Other..........................................     1,808,000        718,000
                                                   ------------   ------------

   Net cash provided by operating activities.....     1,613,000        813,000
                                                   ------------   ------------

Cash Flows from Investing Activities:
  Property and equipment additions...............    (9,521,000)    (8,342,000)
  Investment in computer software................    (5,684,000)    (5,859,000)
  Dispositions of equipment......................       141,000        187,000
  Investment in subsidiary.......................    (8,497,000)        -
                                                   ------------   ------------

   Net cash used for investing activities........   (23,561,000)   (14,014,000)
                                                   ------------   ------------

Cash Flows from Financing Activities:
  Dividends paid.................................    (9,665,000)    (9,574,000)
  Change in treasury stock.......................       (67,000)       (55,000)
  Payments on long-term obligations
   under capital leases..........................    (1,508,000)    (1,277,000)
  Increase in notes payable......................    26,405,000      7,295,000
  Exercise of stock options......................     4,865,000      1,791,000
                                                   ------------   ------------

   Net cash provided by (used for)
    financing activities.........................    20,030,000     (1,820,000)
                                                   ------------   ------------

Net Decrease in Cash and Short-Term Investments..    (1,918,000)   (15,021,000)

Cash and Short Term Investments, Beginning of
 Period..........................................    21,249,000     35,826,000
                                                   ------------   ------------

Cash and Short-Term Investments, End of Period...  $ 19,331,000   $ 20,805,000
                                                   ============   ============



The accompanying note is an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Note to Consolidated Financial Statements
June 30, 1995 (unaudited) -

       Note 1 - The information furnished in this Form 10-Q reflects all normal
       ------
       and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial statements as of June 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Material Changes in Financial Condition
- ---------------------------------------

The Company's financial condition has remained strong throughout the six months ended June 30, 1995. Management is not aware of any potential material impairments to the Company's current financial position nor is it aware of any material changes.

Effective June 1, 1995, the Company acquired for approximately $8,500,000 the business and assets of Professional Datacare (PDC) from the National Health Systems' North West Regional Health Authority in the United Kingdom. PDC provides various financial processing services in the United Kingdom. This acquisition was accounted for using the purchase method. PDC's results from operations for June 1995 were immaterial.

The most significant requirements for funds now anticipated are for purchases of equipment and payment of cash dividends. The Company plans to fund any anticipated expenditures primarily through internally generated funds supplemented by bank borrowings as necessary.

At June 30, 1995, the Company had lines of credit with banks totaling $69,452,000, primarily at their prime interest rates. At June 30, 1995, $30,664,000 of these lines of credit remained unused.

Material Changes in Results of Operations
- -----------------------------------------

Three Months Ended June 30, 1995 Compared to the Three Months Ended
June 30, 1994.

  Revenues
  --------

       Service and system fees revenues increased by $21,214,000 (17.3%) in the second quarter of 1995 compared to the second quarter of 1994. Contributing to this increase were higher levels of professional services, system processing fees, and system sales. Also affecting this increase were revenues associated with the Company's MedSeries4 division which was acquired on September 30, 1994, and the impact in 1995 of stronger foreign currencies relative to the dollar for certain international operations. No revenues for the MedSeries4 division are included in the Company's results of operations for the second quarter of 1994. The higher level of professional services was generally attributable to increases in system support and consulting fees. The increase in system processing fees was primarily due to the higher level of customer applications processed at the Company's Information Services Center.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

       Hardware sales revenues increased to $11,357,000 for the second quarter of 1995 from $9,899,000 in the second quarter of 1994 due primarily to changes in the timing and product mix of systems installed and the impact in 1995 of stronger foreign currencies for certain international operations.

  Cost and Expenses
  -----------------

       Operating and development expenses increased to 47.2% of service and system fees revenues in the second quarter of 1995 from 46.8% in the second quarter of 1994. This change was primarily due to increased computer hardware and associated costs related to higher levels of system processing services provided to the Company's customers.

       Marketing and installation expenses decreased to 34.1% of service and system fees revenues in the second quarter of 1995 from 34.2% in the second quarter of 1994. This decrease was primarily due to improved efficiency in providing installation and support services to the Company's customers and the Company's efforts to control certain marketing and installation costs.

       General and administrative expenses, as a percentage of service and system fees revenues, decreased to 8.7% in the second quarter of 1995 from 9.0% in the second quarter of 1994, primarily due to the Company's ongoing efforts to control administrative costs.

       Cost of hardware sales increased to 82.1% of hardware sales revenues in the second quarter of 1995 from 79.1% in the second quarter of 1994. This change was primarily due to the different product mixes of systems installed in each quarter.

       Interest expense was $635,000 in the quarter ended June 30, 1995 compared to $290,000 in the same period in 1994. This change was primarily due to a higher level of outstanding borrowings associated with the Company's short-term loan obligations.

  Provision for Income Taxes
  --------------------------

       The provision for income taxes increased in the quarter ended June 30, 1995, by $716,000 (13.1%) when compared to the same period in 1994. This change was due to an increase of $1,835,000 (13.1%) in income before income taxes. The Company's effective tax rate was 39% during the second quarter of 1995 and 1994.

  Net Income
  ----------

       Net income was $9,681,000 in the quarter ended June 30, 1995 compared to $8,562,000 in the quarter ended June 30, 1994 for the reasons discussed above.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Six Months Ended June 30, 1995 Compared to the Six Months Ended
June 30, 1994.

  Revenues
  --------

       Service and system fees revenues increased by $39,938,000 (16.8%) for the six months ended June 30, 1995 compared to the same period in 1994. Contributing to this increase were higher levels of professional services, system processing fees, and system sales. Also affecting this increase were revenues associated with the Company's MedSeries4 division which was acquired on September 30, 1994, and the impact in 1995 of stronger foreign currencies relative to the dollar for certain international operations. No revenues for the MedSeries4 division are included in the Company's results of operations for the six months ended June 30, 1994. The higher level of professional services was generally attributable to increases in system support and consulting fees. The increase in system processing fees was primarily due to the higher level of customer applications processed at the Company's Information Services Center.

       Hardware sales revenues increased to $22,558,000 for the six months ended June 30, 1995 from $19,655,000 for the same period in 1994 due primarily to changes in the timing and product mix of systems installed and the impact in 1995 of stronger foreign currencies for certain international operations.

  Cost and Expenses
  -----------------

       Operating and development expenses increased to 47.2% of service and system fees revenues in the first two quarters of 1995 from 46.4% in the first two quarters of 1994. This change was primarily due to increased computer hardware and associated costs related to higher levels of system processing services provided to the Company's customers.

       Marketing and installation expenses decreased to 33.5% of service and system fees revenues in the first two quarters of 1995 from 33.7% in the first two quarters of 1994. This decrease was primarily due to improved efficiency in providing installation and support services to the Company's customers and the Company's efforts to control certain marketing and installation costs.

       General and administrative expenses, as a percentage of service and system fees revenues, decreased to 9.0% in the first two quarters of 1995 from 9.3% in the first two quarters of 1994, primarily due to the Company's ongoing efforts to control administrative costs.

       Cost of hardware sales increased to 82.3% of hardware sales revenues in the first two quarters of 1995 from 81.8% in the first two quarters of 1994. This change was primarily due to the different product mixes of systems installed in each quarter.

       Interest expense was $1,085,000 in the six months ended June 30, 1995 compared to $576,000 in the same period in 1994. This change was primarily due to a higher level of outstanding borrowings associated with the Company's short-term loan obligations.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------


  Provision for Income Taxes
  --------------------------

       The provision for income taxes increased in the first two quarters of 1995 by $1,384,000 (12.7%) when compared to the same period in 1994. This change was due to an increase in income before income taxes of $3,550,000 (12.7%). The Company's effective tax rate was 39.0% in the first two quarters of 1995 and 1994.

  Net Income
  ----------

       Net income was $19,272,000 in the first two quarters of 1995 compared to $17,106,000 in the first two quarters of 1994 for the reasons discussed above.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of the Company was held on May 11, 1995. At the meeting, the stockholders were requested a) to elect six directors for one year terms, b) to consider and vote on a proposal to approve the Company's 1994 Non-Qualified Stock Option and Restricted Stock Plan, and c) to act upon a stockholder proposal regarding board nominating policy.

  a) The following is a summary of the votes for elected directors:

                                                 Votes        Broker
  Nominee                          Votes For     Withheld     Non-votes
- ----------------------------------------------------------------------------

  R. James Macaleer........        17,153,333    68,449         0

  Raymond K. Denworth, Jr..        17,154,431    67,351         0

  Frederick W. DeTurk......        17,155,452    66,330         0

  Josh S. Weston...........        17,156,141    65,641         0

  Jeffrey S. Rubin.........        17,156,170    65,612         0

  Marvin S. Cadwell........        17,156,489    65,293         0

There are no other persons whose terms as directors continued after this meeting.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------


  b) The following is a summary of the votes on the proposal to approve the Company's 1994 Non-Qualified Stock Option and Restricted Stock Plan:

                                  Votes                       Broker
              Votes For          Against      Abstentions   Non-Votes
          -----------------  ---------------  -----------  ----------

              8,800,126         6,147,659       345,071     1,928,926

  c) The following is a summary of the votes on the stockholder proposal regarding board nominating policy:

                                  Votes                       Broker
              Votes For          Against      Abstentions   Non-Votes
          -----------------  ---------------  -----------  ----------

              3,545,121        11,006,170       702,932     1,967,559

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 (a)     The following exhibits are included in this report:

         No.                         Description
         ----   ----------------------------------------------------------------
         (10)   Material Contract -

                Performance bonus plan - 1995:*

                  Marion G. Tomlin

         (27)   Financial Data Schedule

 (b) No reports on Form 8-K were filed during the three-month period ended June 30, 1995.

*  May be deemed a management contract or compensatory arrangement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

                                 Exhibit Index


  No.                       Description
  ---          -----------------------------------------
  (10)         Material Contract -

               Performance bonus plan - 1995:*

                    Marion G. Tomlin

  (27)         Financial Data Schedule






* May be deemed a management contract or compensatory arrangement.