Form 10-Q/A
period 1995-06-30
SHARED MEDICAL SYSTEMS CORP
filed 1995-09-08
CIK 89415

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q/A


                                AMENDMENT NO. 1


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



  The purpose of this Amendment No. 1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995 is to file the signature page which was inadvertently omitted from the electronic filing of the report on Form 10-Q with the Securities and Exchange Commission on August 11, 1995. The complete signature page is attached hereto.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Shared Medical Systems Corporation


                                    By:/s/Terrence W. Kyle
                                       ----------------------------
                                       Terrence W. Kyle
                                       Vice President of Finance
                                       Treasurer and Assistant
                                       Secretary
Dated: September 8, 1995

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



August 11, 1995                   /s/ Terrence W. Kyle
---------------                   ----------------------------------
     Date                         Terrence W. Kyle
                                  Vice President of Finance
                                  Principal Financial Officer and
                                  Duly Authorized Officer