Form 10-Q
period 1995-09-30
SHARED MEDICAL SYSTEMS CORP
filed 1995-11-14
CIK 89415

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

On October 31, 1995, there were 23,235,201 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      SHARED MEDICAL SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                      ----------------------------------

                                                September 30   December 31
                                                    1995           1994
                                                -------------  ------------
                                                 (unaudited)

ASSETS

Current Assets:

  Cash and short-term investments.............  $ 21,786,000   $ 21,249,000
  Accounts receivable, net of reserve of
   $5,190,000 in 1995 and $5,317,000 in 1994..   162,605,000    138,554,000
  Prepaid expenses and other current assets...    25,385,000     17,675,000
                                                ------------   ------------

    Total Current Assets......................   209,776,000    177,478,000
                                                ------------   ------------

Property and Equipment, at cost:
  Land and land improvements..................    10,714,000     10,711,000
  Buildings...................................    60,255,000     59,402,000
  Equipment...................................   172,121,000    169,487,000
                                                ------------   ------------

                                                 243,090,000    239,600,000

    Less:  Accumulated depreciation and
           amortization.......................   140,456,000    134,513,000
                                                ------------   ------------

                                                 102,634,000    105,087,000
                                                ------------   ------------

Computer Software, net of accumulated
  amortization of $42,599,000 in 1995 and
  $36,158,000 in 1994.........................    43,068,000     38,801,000
                                                ------------   ------------

Other Assets..................................    70,394,000     58,699,000
                                                ------------   ------------
                                                $425,872,000   $380,065,000
                                                ============   ============

The accompanying note is an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                    CONSOLIDATED BALANCE SHEET (Continued)
                    --------------------------------------

                                                    September 30    December 31
                                                        1995           1994
                                                    -------------  -------------
                                                     (unaudited)

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:

  Notes payable................................     $ 47,917,000   $ 12,383,000
  Current portion of long-term obligations
    under capital leases.......................        3,815,000      3,100,000
  Dividends payable............................        4,875,000      4,818,000
  Accounts payable.............................       22,621,000     23,633,000
  Accrued expenses.............................       32,711,000     38,189,000
  Current deferred revenues....................       24,736,000     28,133,000
  Accrued and current deferred income taxes....        7,959,000      6,591,000
                                                    ------------   ------------

    Total Current Liabilities..................      144,634,000    116,847,000
                                                    ------------   ------------

Deferred Revenues..............................       14,090,000     17,352,000
                                                    ------------   ------------

Long-Term Obligations Under Capital Leases.....        3,412,000      4,974,000
                                                    ------------   ------------

Deferred Income Taxes..........................       22,823,000     21,696,000
                                                    ------------   ------------

Stockholders' Investment:
  Preferred stock, par value $.10;
    authorized 1,000,000 shares; none
    issued.....................................                -              -
  Common stock, par value $.01; authorized
    60,000,000 shares;.........................

                               1995        1994
                         ----------  ----------
  Shares issued........  27,242,595  26,964,821
  Less-
   Treasury shares:
      Donated..........   1,114,400   1,114,400
      Purchased........   2,912,420   2,907,875
  Shares outstanding...  23,215,775  22,942,546          272,000        270,000
  Paid-in capital..............................       38,834,000     32,365,000
  Retained earnings............................      259,382,000    244,698,000
  Purchased common stock in treasury, at cost..      (55,274,000)   (55,116,000)
  Cumulative translation adjustment............       (2,301,000)    (3,021,000)
                                                    ------------   ------------

    Total Stockholders' Investment.............      240,913,000    219,196,000
                                                    ------------   ------------

                                                    $425,872,000   $380,065,000
                                                    ============   ============

                      SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                      ----------------------------------

                                       Three Months Ended             Nine Months Ended
                                          September 30                  September 30
                                  ---------------------------   ---------------------------
                                      1995           1994           1995           1994
                                  ------------   ------------   ------------   ------------
                                          (unaudited)                   (unaudited)
Revenues:
 Service and system fees..        $150,623,000   $127,280,000   $428,683,000   $365,402,000
 Hardware sales...........          18,590,000     11,554,000     41,148,000     31,209,000
                                  ------------   ------------   ------------   ------------

                                   169,213,000    138,834,000    469,831,000    396,611,000
                                  ------------   ------------   ------------   ------------

Cost and Expenses:
 Operating and
  development.............          73,236,000     60,237,000    204,463,000    170,800,000
 Marketing and
  installation............          50,206,000     42,032,000    143,319,000    122,331,000
 General and
  administrative..........          13,124,000     12,213,000     38,161,000     34,426,000
 Cost of hardware sales...          15,324,000      9,352,000     33,887,000     25,435,000
 Interest.................             932,000        361,000      2,017,000        937,000
                                  ------------   ------------   ------------   ------------

                                   152,822,000    124,195,000    421,847,000    353,929,000
                                  ------------   ------------   ------------   ------------

Income Before
 Income Taxes.............          16,391,000     14,639,000     47,984,000     42,682,000

Provision for
 Income Taxes.............           6,393,000      5,709,000     18,714,000     16,646,000
                                  ------------   ------------   ------------   ------------

Net Income................        $  9,998,000   $  8,930,000   $ 29,270,000   $ 26,036,000
                                  ============   ============   ============   ============

Net Income Per Common
 Share....................                $.42           $.38          $1.24          $1.12
                                  ============   ============   ============   ============

Number of shares used
 to compute per share
 amounts..................          23,737,000     23,252,000     23,647,000     23,237,000
                                  ============   ============   ============   ============

Dividends Per Common
 Share....................                $.21           $.21           $.63           $.63
                                  ============   ============   ============   ============

The accompanying note is an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

                                                       Nine Months Ended
                                                          September 30
                                                  ----------------------------
                                                      1995           1994
                                                  -------------  -------------
                                                           (unaudited)
Cash Flows from Operating Activities:
  Net Income....................................  $ 29,270,000   $ 26,036,000
  Adjustments to reconcile net income to net
    cash provided by operating activities -
  Depreciation and amortization.................    27,236,000     23,174,000
  Asset (increase) decrease -
   Accounts receivable..........................   (23,666,000)   (15,986,000)
   Prepaid expenses and other current assets....    (7,710,000)    (5,822,000)
   Other assets.................................    (2,103,000)    (5,187,000)
  Liability increase (decrease) -
   Accounts payable and accrued expenses........    (6,487,000)     4,034,000
   Accrued and current deferred income taxes....     1,368,000     (4,515,000)
   Deferred revenues............................    (6,659,000)    (1,652,000)
   Deferred income taxes........................     1,127,000     (1,063,000)
  Other.........................................       336,000      1,430,000
                                                  ------------   ------------

   Net cash provided by operating activities....    12,712,000     20,449,000
                                                  ------------   ------------

Cash Flows from Investing Activities:
  Property and equipment additions..............   (13,988,000)   (13,255,000)
  Investment in computer software...............   (11,215,000)    (8,657,000)
  Dispositions of equipment.....................       353,000        487,000
  Acquisition of businesses.....................   (12,108,000)   (17,000,000)
                                                  ------------   ------------

   Net cash used for investing activities.......   (36,958,000)   (38,425,000)
                                                  ------------   ------------

Cash Flows from Financing Activities:
  Dividends paid................................   (14,530,000)   (14,378,000)
  Change in treasury stock......................      (158,000)       (88,000)
  Payments on long-term obligations under
   capital leases...............................    (2,534,000)    (1,772,000)
  Increase in notes payable.....................    35,534,000     16,381,000
  Exercise of stock options.....................     6,471,000      2,287,000
                                                  ------------   ------------

   Net cash provided by financing activities....    24,783,000      2,430,000
                                                  ------------   ------------

Net Increase (Decrease) in Cash and Short-Term
  Investments...................................       537,000    (15,546,000)

Cash and Short Term Investments, Beginning
  of Period.....................................    21,249,000     35,826,000
                                                  ------------   ------------

Cash and Short-Term Investments, End
  of Period.....................................  $ 21,786,000   $ 20,280,000
                                                  ============   ============

The accompanying note is an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Note to Consolidated Financial Statements
September 30, 1995 (unaudited) -

  Note 1 - The information furnished in this Form 10-Q reflects all normal and
  ------
  recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial statements as of September 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition
---------------------------------------

The Company's financial condition has remained strong throughout the nine months ended September 30, 1995. Management is not aware of any potential material impairments or changes to the Company's current financial position.

Effective June 1, 1995, the Company acquired the business and assets of Professional Datacare (PDC) from the National Health Systems' North West Regional Health Authority in the United Kingdom for approximately $8,500,000. PDC provides various financial processing services in the United Kingdom. This acquisition was accounted for using the purchase method. Pro forma financial information has not been provided since the acquisition was not a significant subsidiary as defined by Regulation S-X.

The most significant requirements for funds now anticipated are for the repayment of short-term notes payable, purchases of equipment, and payment of cash dividends. The Company plans to fund these expenditures primarily through internally generated funds.

At September 30, 1995, the Company had lines of credit with banks totaling $69,185,000, primarily at their prime interest rates. At September 30, 1995, $21,268,000 of these lines of credit remained unused.

Material Changes in Results of Operations
-----------------------------------------

Three Months Ended September 30, 1995 Compared to the Three Months Ended September 30, 1994.

 Revenues
 --------

   Service and system fees revenues increased by $23,343,000 (18.3%) in the third quarter of 1995 compared to the third quarter of 1994. Contributing to this increase were higher levels of professional services, system processing fees, and system sales. Also affecting this increase were revenues associated with the Company's MedSeries4 division that was acquired on September 30, 1994. No revenues for the MedSeries4 division are included in the Company's results of operations for the third quarter of 1994. The higher level of professional services was generally attributable to increases in system support and consulting fees. The increase in system

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

   processing fees was primarily due to the higher level of customer applications processed at the Company's Information Services Center.

   Hardware sales revenues increased to $18,590,000 for the third quarter of 1995 from $11,554,000 in the third quarter of 1994 due primarily to changes in the timing and product mix of systems installed.

 Cost and Expenses
 -----------------

   Operating and development expenses increased to 48.6% of service and system fees revenues in the third quarter of 1995 from 47.3% in the third quarter of 1994. This change was primarily due to increased computer hardware and associated costs related to higher levels of system processing services provided to the Company's customers.

   Marketing and installation expenses increased to 33.3% of service and system fees revenues in the third quarter of 1995 from 33.0% in the third quarter of 1994. This change was primarily due to increased personnel and related costs to support the higher levels of professional services provided by the Company.

   General and administrative expenses as a percentage of service and system fees revenues, decreased to 8.7% in the third quarter of 1995 from 9.6% in the third quarter of 1994, primarily due to the Company's ongoing efforts to control the growth of administrative costs.

   Cost of hardware sales increased to 82.4% of hardware sales revenues in the third quarter of 1995 from 80.9% in the third quarter of 1994. This change was primarily due to the different product mixes of systems installed in each quarter.

   Interest expense was $932,000 in the quarter ended
   September 30, 1995 compared to $361,000 in the same period in 1994. This change was primarily due to a higher level of outstanding borrowings associated with the Company's short-term loan obligations.

 Provision for Income Taxes
 --------------------------

   The provision for income taxes in the quarter ended
   September 30, 1995 increased by $684,000 (12.0%) when compared to the same period in 1994. This change was due to an increase of $1,752,000 (12.0%) in income before income taxes. The Company's effective tax rate was 39.0% during the third quarter of 1995 and 1994.

 Net Income
 ----------

   Net income was $9,998,000 in the quarter ended September 30, 1995 compared to $8,930,000 in the quarter ended September 30, 1994 for the reasons discussed above.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------


Nine Months Ended September 30, 1995 Compared to the Nine Months Ended September 30, 1994.

 Revenues
 --------

   Service and system fees revenues increased by $63,281,000 (17.3%) for the nine months ended September 30, 1995 compared to the same period in 1994. Contributing to this increase were higher levels of professional services, system processing fees, and system sales. Also affecting this increase were revenues associated with the Company's MedSeries4 division that was acquired on September 30, 1994. No revenues for the MedSeries4 division are included in the Company's results of operations for the nine months ended September 30, 1994. The higher level of professional services was generally attributable to increases in system support, installations, and consulting fees. The increase in system processing fees was primarily due to the higher level of customer applications processed at the Company's Information Services Center.

   Hardware sales revenues increased to $41,148,000 for the nine months ended September 30, 1995 from $31,209,000 for the same period in 1994 due primarily to changes in the timing and product mix of systems installed.

 Cost and Expenses
 -----------------

   Operating and development expenses increased to 47.7% of service and system fees revenues in the first three quarters of 1995 from 46.7% in the first three quarters of 1994. This change was primarily due to increased computer hardware and associated costs related to higher levels of system processing services provided to the Company's customers.

   Marketing and installation expenses decreased to 33.4% of service and system fees revenues in the first three quarters of 1995 from 33.5% in the first three quarters of 1994. This decrease was primarily due to improved efficiency in providing installation and support services to the Company's customers and the Company's efforts to control certain marketing and installation costs.

   General and administrative expenses, as a percentage of service and system fees revenues, decreased to 8.9% in the first three quarters of 1995 from 9.4% in the first three quarters of 1994, primarily due to the Company's efforts to control the growth of administrative costs.

   Cost of hardware sales increased to 82.4% of hardware sales revenues in the first three quarters of 1995 from 81.5% in the first three quarters of 1994. This change was primarily due to the different product mixes of systems installed in each nine month period.

   Interest expense was $2,017,000 in the nine months ended September 30, 1995 compared to $937,000 in the same period in 1994. This change was primarily due to a higher level of outstanding borrowings associated with the Company's short-term loan obligations.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------


 Provision for Income Taxes
 --------------------------

   The provision for income taxes in the first three quarters of 1995 increased by $2,068,000 (12.4%) when compared to the same period in 1994. This change was due to an increase of $5,302,000 (12.4%) in income before income taxes. The Company's effective tax rate was 39.0% during the first three quarters of 1995 and 1994.

 Net Income
 ----------

   Net income was $29,270,000 in the first three quarters of 1995 compared to $26,036,000 in the first three quarters of 1994 for the reasons discussed above.

                                  PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

    (a)   The following exhibits are included in this report:

          No.                        Description
          ---    -----------------------------------------------------

          (3)    By-laws -

                 By-laws as amended through August 10, 1995

          (10)   Material Contracts -

                 Deferred compensation agreement:

                   Marvin S. Cadwell

                 Performance bonus plan - 1995:

                   Francis W. Lavelle

          (27)   Financial Data Schedule

    (b) No reports on Form 8-K were filed during the three-month period ended September 30, 1995.

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



November 14, 1995         /s/ Terrence W. Kyle
-----------------         ----------------------------------
  Date                    Terrence W. Kyle
                          Vice President of Finance
                          Principal Financial Officer and
                          Duly Authorized Officer

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

                                 Exhibit Index

No.                      Description
---           ------------------------------------

(3)           By-laws

              By-laws as amended through
              August 10, 1995

(10)          Material Contracts -

              Deferred compensation agreement:

               Marvin S. Cadwell

              Performance bonus plan - 1995:

               Francis W. Lavelle

(27)          Financial Data Schedule