Form 10-K
period 1995-12-31
SHARED MEDICAL SYSTEMS CORP
filed 1996-03-29
CIK 89415

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

    The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of February 29, 1996, was $1,243,236,000. See page 9 herein for assumptions on which this calculation is based.

    On February 29, 1996, there were 23,381,457 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE.

     Certain portions of the Company's Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference into Part I and Part II of this Form 10-K. Certain portions of the Company's definitive Proxy Statement that was mailed to stockholders on or about March 22, 1996, are incorporated by reference into Part III of this Form 10-K.

                                     Part I

       Item 1.  Business.

       The Company, incorporated in Delaware in January 1969, and its subsidiaries provide computer-based information processing systems and associated services to the health industry in North America and Europe.

       The Company's products are offered to integrated health networks, multi-entity health corporations, community health information networks, hospitals, physician groups, and other health providers. These products include a full range of financial, patient management, clinical, ambulatory care, managed care, imaging, decision support, and electronic data interchange systems that use diverse computing and networking technologies, ranging from remote processing, to distributed processing systems, to onsite systems. The Company also provides professional services related to its information processing systems business.

       Domestically, the Company markets its products and provides installation services and ongoing technical and educational support with a field staff working from branch offices. At its Corporate Headquarters and Information Services Center, the Company has a customer service staff, applications specialists, and communications and computer operations personnel, who assist customers in their day-to-day use of the Company's products, and system designers and programmers who work to improve existing programs and develop additional data processing products. In Europe, the Company markets, installs, and supports its products through local offices in nine countries.

       The Company's primary customers are acute-care hospitals, generally with 100 or more beds, multi-entity health corporations, integrated health networks, community health information networks, physician groups, and other health providers. In the United States, which has historically been the Company's most significant market, the Company currently has contracts with hospitals in 47 states, the District of Columbia, and Puerto Rico.

       In 1981, the Company entered the health information processing services and systems market in Europe. The Company currently has customer contracts in Belgium, the Czech Republic, France, Germany, Hungary, Ireland, Italy, the Netherlands, Poland, Spain, and the United Kingdom.

       For financial information by geographic area, refer to page 34 of the Company's 1995 Annual Report to Stockholders, Notes to Consolidated Financial Statements, Business Segment Information (Note 10), which is incorporated herein by reference.

       Although the number of stand-alone acute-care hospital beds has declined slightly in recent years, the demand for integrated information systems in the health industry has grown due to the emergence of integrated health networks, multi-entity health organizations, and community health information networks. As the information processing requirements of the health industry have continued to grow, the business of providing information services and systems has become more complex. Additionally,

                                       3
       changes in the way health organizations are structured and reimbursed, combined with pressures to control costs, improve quality, and increase market share have created new and increased demands for the Company's services and systems.

                          Services and Systems Offered
                          ----------------------------

       The principal health information systems and related services offered by the Company are:

         Health Information Systems -
         --------------------------

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

    . Clinical Systems, which automate many labor-intensive tasks performed in the nursing, radiology, laboratory, pharmacy, and other departments within health organizations. These systems also facilitate communications among departments.

    . Ambulatory Care Systems, which provide integrated systems that facilitate the sharing of clinical and financial information between health providers in non-acute care settings.

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

    . Systems for integrated health networks, which are generally comprised of a variety of health delivery organizations, such as acute-care hospitals, skilled nursing facilities, home health agencies, rehabilitation facilities, clinics, physician practices, and others. These systems include patient indexes that provide for rapid identification of patients anywhere in the network, scheduling of network-wide resources, a cumulative electronic patient record, sophisticated software that addresses the issues involved with managed care, and communications facilities that enhance communications among all elements of the network.

                                       4
         Electronic Data Interchange Systems - these systems facilitate the
         -----------------------------------
         sharing and standardization of information, such as eligibility verifications, claims and remittance transmissions, throughout the health industry.

         Professional Services - these services consist of a variety of
         ---------------------
         activities related to the Company's health information processing systems. These professional services include installation, support and education. In addition, the Company provides specialized consulting services for the design and integration of software and networks, facilities management, information systems planning, and system-related process re-engineering.

       The Company's health information systems and related services operate on computer systems that range from personal computers to minicomputers to mainframes. These systems are offered on computers operating at the customer's site, at the Company's Information Services Center (i.e. remotely), or as part of a distributed network. Distributed network systems generally process the financial applications at the Company's Information Services Center, while the patient management and clinical applications operate on computers located at the customer's site. These systems are also offered with networking features that enable multi-entity health organizations to process information for affiliated hospitals, physician groups and clinics.

       The service and system fees earned by the Company for the years ended December 31, 1995, 1994, and 1993 were $592,509,000, $504,386,000, and
       $452,797,000, respectively. The hardware at the customer sites associated with these services and systems, can be sold or leased to the Company's customers. Hardware sales for the years ended December 31, 1995, 1994, and 1993 were $58,132,000, $46,383,000, and $48,486,000, respectively.

                                   Customers
                                   ---------

       The Company's services and systems are provided to customers under various contractual agreements. These agreements may be structured as fixed-period contracts, with terms generally ranging from one to ten years, or perpetual license contracts. Fixed-period agreements produce recurring revenues over the term of each contract, in contrast to perpetual license agreements, where software fees are recognized over the installation period and the related support fees are recognized over the term of the support agreement. Management estimates that the total amount of future revenues under contract as of December 31, 1995 are in excess of $1.5 billion. In 1995, 1994, and 1993, no single customer accounted for 10% or more of consolidated revenues.

       Revenues from individual customers will vary, depending on the number and type of the Company's services and systems that are used. Because of the high fixed costs of the Company's operations, the loss of any customer under a fixed-period contract would have the effect of reducing the Company's net income by a greater percentage than the percentage of total revenues lost.

                                       5
       Presently, no more than one quarter of the Company's fixed-period contracts expire in any future year. Although the Company strives to retain its customers, not all of the Company's past contracts have been renewed, and there can be no assurance that existing customers will either renew their contracts or convert to another type of system offered by the Company upon the expiration of their current contract.

                                  Competition
                                  -----------

       The Company experiences intense competition from a number of firms in the health information services and systems market. Virtually all health organizations use some form of computer-based information processing. The Company's competitors vary in size, in geographical coverage, and in scope and breadth of products and services offered.

       The Company considers itself to be a major supplier of information processing services and systems to health organizations. Competition among those providing information processing services and systems to health organizations, physician groups, and other health providers is based upon the breadth and reliability of the services and systems provided and, to the extent that the services are comparable, upon price.

                            Research and Development
                            ------------------------

       The Company is continually investigating the feasibility of enhancing existing systems and developing new systems to meet the information processing needs of health organizations. Profitability of newly developed services and systems depends upon attainment of sufficient sales volumes and continuing improvement and efficiency of the systems.

       The Company expenses all research and non-capitalized development costs, which generally consist of costs incurred to establish the technological feasibility of internally produced computer software. These expenses are primarily for computer costs and salaries of personnel. These expenses amounted to $45,385,000 in 1995, $39,226,000 in 1994, and $37,087,000 in
       1993.

       The Company capitalizes the cost of certain internally produced computer software and purchased software. Capitalization for internally produced software begins when a project reaches technological feasibility and ceases when the software is available for general release to customers. The Company amortizes computer software using the straight-line method over its expected useful life, which is generally five years. Capitalized internally produced computer software costs, net of accumulated amortization, were $32,785,000 and $31,657,000 as of December 31, 1995 and 1994, respectively. Amortization related to capitalized internally produced software was $7,722,000 in 1995, $6,290,000 in 1994 and
       $5,464,000 in 1993. Purchased software, net of accumulated amortization, was $10,170,000 and $7,144,000 as of December 31, 1995 and 1994,
       respectively.

                                   Personnel
                                   ---------

       As of December 31, 1995, the Company had a total of 4,826 full-time employees.

                                       6
       Item 2.  Properties.

       The Company owns 116 acres of land in Chester County, Pennsylvania. The Company has constructed three buildings on this site; an information services center (81,000 square feet), which was put into service in 1979, and two office buildings with an aggregate of 431,000 square feet, the first of which was placed in service in 1981 and the second of which was placed in service in 1983. These office buildings serve as the Company's corporate headquarters. The unused portion of this land can be used for possible future expansion. In addition, the Company leases office space near the Company's corporate headquarters, which is utilized by certain corporate-based operations. The Company also leases office space in most major metropolitan areas in the United States for marketing, installation and support personnel. In Europe the Company owns an office building in Spain and leases office space in various locations to support its operations. These properties are adequate for existing operations.

       The Company also owns 241 acres of land in Chester County, Pennsylvania for possible future expansion.

       As of December 31, 1995, the Company's Information Services Center, which is used primarily to process customer information and to support the Company's internal software development, contains one 5995-8650 AMDAHL processor, one 9672/RX3 IBM processor, and three 9021-982 IBM processors, all of which were obtained under operating leases. The Company's Information Services Center also includes related mainframe peripherals and network communications equipment that has been purchased or obtained under leases. These leases are generally contracted on a month-to-month basis or under fixed-period agreements with terms that range from one to five years.

       Item 3.  Legal Proceedings.

       None.

       Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

                                       7
      Executive Officers of the Registrant

      Listed below are the name, age as of December 31, 1995, position(s) with the Company and principal occupation(s) for the past five years of each of the executive officers of the Company.

                                       Positions with Company and Principal
             Name          Age           Occupation(s) - Past Five Years
      -------------------  ---    ----------------------------------------------
      R. James Macaleer    61     Chairman of the Board since August 1995.  Prior
                                  to this, Mr. Macaleer served as Chairman of the
                                  Board and Chief Executive Officer since the
                                  Company's founding in 1969.

      Marvin S. Cadwell    52     Director, President and Chief Executive
                                  Officer since August 1995. Prior to this, Mr.
                                  Cadwell served as Director, President and
                                  Chief Operating Officer, May 1995 - August
                                  1995; President and Chief Operating Officer,
                                  March 1995 - May 1995; Executive Vice
                                  President, October 1993 - March 1995; Senior
                                  Vice President, Managing Director and Chief
                                  Operating Officer of SMS Europe, March 1992 -
                                  March 1995; and Vice President, Managing
                                  Director and Chief Operating Officer of SMS
                                  Europe, September 1986 - March 1992.
                                  Mr. Cadwell originally joined the Company in
                                  1975.

      Michael B. Costello  52     Vice President of Administration and
                                  Corporate Communications since January 1991.
                                  Mr. Costello originally joined the Company in 1979.

      Edward J. Grady      43     Controller and Assistant Treasurer since February
                                  1993.  Prior to this, Mr. Grady served as Controller,
                                  May 1985 - February 1993. Mr. Grady originally joined
                                  the Company in 1980.

      James C. Kelly       56     Secretary since June 1990.  Mr. Kelly originally
                                  joined the Company in 1972.

      Terrence W. Kyle     45     Vice President of Finance, Treasurer and
                                  Assistant Secretary since June 1990. Mr. Kyle
                                  originally joined the Company in 1976.

      Francis W. Lavelle   46     Senior Vice President of U.S. Customer Operations
                                  since December 1993.  Prior to this, Mr. Lavelle
                                  served as Vice President of New Business
                                  Development, January 1991 - December 1993.
                                  Mr. Lavelle originally joined the Company in 1988.


                                       Positions with Company and Principal
             Name          Age         Occupation(s) - Past Five Years
      -------------------  ---    ----------------------------------------------
      Robert J. McNeill    57     Vice President of Marketing and Customer
                                  Service since March 1995.  Prior to this, Mr.
                                  McNeill served as Vice President of Customer
                                  Service, January 1993 - March 1995;
                                  and Vice President of Marketing, Installations
                                  and Support, January 1991 - January 1993.
                                  Mr. NcNeill originally joined the Company in 1981.

      David F. Perri       46     Vice President of Technology Solutions since
                                  March 1995. Prior to this, Mr. Perri served
                                  as Vice President of Technical Affairs,
                                  June 1990 - March 1995. Mr. Perri originally
                                  joined the Company in 1980.

      Terry A. Pitts       46     Vice President of the Company's Outsourcing
                                  Services, Strategic Services and MedSeries4
                                  Divisions since August 1995. Prior to this Mr.
                                  Pitts served as Vice President of the Company's
                                  Outsourcing Services and Strategic Services
                                  Divisions, October 1994 - August 1995; National
                                  Managing Partner of Information Technology Health
                                  Services, Coopers and Lybrand LLP, October 1993 -
                                  October 1994; and General Manager of the Company's
                                  Strategic Services Division, September 1989 -
                                  October 1993. Mr. Pitts originally joined the
                                  Company in 1989.

      Bonnie L. Shuman     47     General Counsel and Assistant Secretary since June
                                  1990. Ms. Shuman originally joined the Company in 1983.

      Marion G. Tomlin     56     Senior Vice President of the Company's Turnkey
                                  Systems Division since January 1991. Mr. Tomlin
                                  originally joined the Company in 1988.

      Matthew B. Townley   39     Vice President of Health Solutions of the Company
                                  since March 1995.  Prior to this, Mr. Townley
                                  served as General Manager of the Company's
                                  Healthcare Data Exchange and Physician Services
                                  Divisions, February 1994 - March 1995; General
                                  Manager of the Company's Physicians Services
                                  Division, September 1992 - February 1994; Regional
                                  Manager of the Company's Northwest Region,
                                  February 1991 - September 1992; and President of
                                  Healthcare Recruiters of the Northwest, a sole
                                  proprietorship, November 1989 - February 1991.
                                  Mr. Townley originally joined the Company in 1982.
------------------------------------------------------------------------------------

      In calculating the aggregate market value of voting stock held by non-affiliates as shown on the cover page of this Form 10-K Report, the Company has included all of its directors, and only its directors, as affiliates of the Company. This is not an admission by the Company that any or all of its directors are in fact affiliates. The aggregate market value of voting stock held by non-affiliates was computed by using the average bid and asked prices of the stock as of February 29, 1996.

                                    Part II

      The following information contained in the Company's Annual Report to Stockholders for the year ended December 31, 1995 is incorporated herein by reference:

      Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      Page 23, Section titled Market Price and Dividends Declared Per Share - "1995" and "1994" columns and related footnote

      Item 6.  Selected Financial Data.

      Page 23, Section titled Summary of Consolidated Operations - "Revenues", "Net Income", and "Net Income Per Share" line items

      Page 23, Section titled Summary of Consolidated Financial Position - "Total Assets" and "Long-Term Debt and Capital Leases" line items

      Page 23, Section titled Operating Ratios and Other Selected Financial Data - "Cash Dividends Declared Per Share" line item

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

      Item 8.  Financial Statements and Supplementary Data.

      Pages 24 through 34

      Page 35, Report of Independent Public Accountants

      Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                   Part III

     The following information contained in the Company's definitive Proxy Statement that was mailed to stockholders on or about March 22, 1996 is incorporated herein by reference:

     Item 10.  Directors and Executive Officers of the Registrant.

     Section titled "Security Ownership": subsection titled "Directors and Management": columns "Name of Beneficial Owner" and "Director Since" for the portion of the table titled "Directors"

     Section titled "Compliance with Section 16(a) of the Securities Exchange Act of 1934"

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

     Item 11.  Executive Compensation.

     Section titled "Election of Directors": the subsection titled "Compensation of Directors"

     Section titled "Executive Compensation": subsections titled "Compensation Committee Interlocks and Insider Participation" and "Compensation Summaries"

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Section titled "Security Ownership"

     Item 13.  Certain Relationships and Related Transactions.

     Section titled "Executive Compensation": subsection titled "Compensation Committee Interlocks and Insider Participation", paragraph two of this subsection

                                    Part IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as part of this report:

         1. Financial Statements - the following consolidated financial statements included on pages 24 through 34 in the Company's Annual Report to Stockholders for the year ended
                December 31, 1995 are included in this report.

                . Consolidated Balance Sheet as of December 31, 1995 and 1994 (page 24)

                . Consolidated Statement of Income for the years ended December 31, 1995, 1994, and 1993 (page 25)

                . Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994, and 1993 (page 26)

                . Consolidated Statement of Stockholders' Investment for the years ended December 31, 1995, 1994, and 1993 (page 27)

                . Notes to Consolidated Financial Statements for the years ended December 31, 1995, 1994, and 1993 (pages 28 through 34)

                .  Report of Independent Public Accountants (page 35)

                . Selected Quarterly Financial Data (Unaudited) for the years ended December 31, 1995 and 1994 as reported in Note 9 to Consolidated Financial Statements (page 33)

         2. Financial Statement Schedules - the following Financial Statement Schedules required by Article 5 of Regulation S-X are included in this report:

                .  Report of Independent Public Accountants

                .  Schedule II - Valuation and Qualifying Accounts

                . Schedules omitted - the following schedules are omitted since they are not required, or not applicable: I, III, IV, and V

         3.   The following exhibits are included in this report:


                No.                       Description
                ---- ------------------------------------------------------

                (3)  Articles of Incorporation and By-Laws -

                     Certificate of Amendment of Certificate of Incorporation dated June 19, 1992 (filed as Exhibit (4) to the Company's Form 10-Q Report for the quarter ended June 30, 1992)*, By-laws as amended through August 10, 1995 (filed as Exhibit (3) to the Company's Form 10-Q Report for the quarter ended September 30, 1995)*

                (10) Material Contracts -

                     Deferred compensation agreements:**

                       R. James Macaleer

                       James C. Kelly

                       Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended September 30, 1995)*

                     Performance bonus plans - 1995:**

                       R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1994)*

                       Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1994)*

                       Marion G. Tomlin (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30, 1995)*

                       Francis W. Lavelle (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended September 30, 1995)*

                       Robert J. McNeill

                       David F. Perri

                       Terry A. Pitts

                       Matthew B. Townley

       *Previously filed as indicated and incorporated herein by reference.

       **May be deemed a management contract or compensatory arrangement.

                No.                       Description
                ---- ------------------------------------------------------
                     Performances bonus plans - 1994:**

                       R. James MaCaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1994)*

                       Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31,1994)*

                       Marion G. Tomlin (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1994)*

                     Insurance Agreements:**

                       R. James Macaleer

                       Marion G. Tomlin (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1991)*

                     Employment agreements:**

                       Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1991)*

                       Marion G. Tomlin (filed as Exhibit (10) to the Commpany's Form 10-K report for the year ended December 31, 1991)*

                     Stock Option Plans:

                       1987 Non-Qualified Stock Option Plan for Non-Employee Directors (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1993)*

                       1991 Non-Qualified Stock Option Plan for Non-Employee Directors (filed as Exhibit B to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 1, 1991)*


                (13) Annual Report to Stockholders for the year ended
                     December 31, 1995***


       *Previously filed as indicated and incorporated herein by reference.

       **May be deemed a management contract or comlpensatory arrangement.

       ***With the exception of the material specifically incorporated by reference in Part I and Part II of this Form 10-K, the Annual Report to Stockholders for the year ended December 31, 1995 is not to be deemed "filed" as part of this Form 10-K.

                No.                       Description
                ---- ------------------------------------------------------
                (21) Subsidiaries of the Registrant

                (23) Consent of Independent Public Accountants

                (27) Financial Data Schedule

                (99) Cautionary Statements for Purposes of the "Safe Harbor"
                     Provisions of the Private Securities Litigation Reform Act of 1995


       (b) No reports on Form 8-K were filed during the three month period ended December 31, 1995.

                                  Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       SHARED MEDICAL SYSTEMS CORPORATION

       By:    /s/ R. James Macaleer                    Date:  March 29, 1996
            -------------------------------------             ------------------
            R. James Macaleer - Chairman of the
            Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       By:    /s/ R. James Macaleer                    Date:  March 29, 1996
            -------------------------------------             ------------------
            R. James Macaleer - Chairman of the
            Board


       By:    /s/ Raymond K. Denworth, Jr.             Date:  March 29, 1996
            -------------------------------------             -----------------
            Raymond K. Denworth, Jr. - Director


       By:    /s/ Frederick W. DeTurk                  Date:  March 29, 1996
            -------------------------------------             ------------------
            Frederick W. DeTurk - Director


       By:    /s/ Josh S. Weston                       Date:  March 29, 1996
            -------------------------------------             ------------------
            Josh S. Weston - Director


       By:    /s/ Jeffrey S. Rubin                     Date:  March 29, 1996
            -------------------------------------             ------------------
            Jeffrey S. Rubin - Director


       By:    /s/ Marvin S. Cadwell                    Date:  March 29, 1996
             ------------------------------------             -----------------
            Marvin S. Cadwell - Director,
            President and Chief Executive Officer


       By:    /s/ Terrence W. Kyle                     Date:  March 29, 1996
            -------------------------------------             ------------------
            Terrence W. Kyle - Vice President
            of Finance, Treasurer and Assistant
            Secretary


       By:    /s/ Edward J. Grady                      Date:  March 29, 1996
            -------------------------------------             ------------------
            Edward J. Grady
            Controller and Assistant Treasurer

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



  To Shared Medical Systems Corporation:

  We have audited in accordance with generally accepted auditing standards, the financial statements included in Shared Medical Systems Corporation's 1995 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



  /S/ Arthur Andersen LLP


  Philadelphia, PA
  February 6, 1996

                                      17
       SCHEDULE II

                      SHARED MEDICAL SYSTEMS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
             -----------------------------------------------------

                                           Balance                                     Balance
                                         Beginning of  Charges to     Additions/       End of
                                             Year       Expenses      Deductions        Year
                                         ------------  ----------     ----------     -----------
       Reserve for Doubtful Accounts:

         December 31, 1995                 $5,317,000    $820,000  $(1,290,000) (1)   $4,847,000
                                           ==========    ========  ===============    ==========

         December 31, 1994                 $4,279,000    $818,000  $   220,000  (2)   $5,317,000
                                           ==========    ========  ===============    ==========

         December 31, 1993                 $4,991,000    $810,000  $(1,522,000) (1)   $4,279,000
                                           ==========    ========  ===============    ==========



       (1)Write-offs of uncollectible accounts

       (2)Write-offs of uncollectible accounts offset by additions resulting from the Company's acquisition of GTE Health Systems Incorporated on September 30, 1995.

                                 Exhibit Index


        No.              Description
       ----      --------------------------------------------

       (3)       Articles of Incorporation and By-Laws -

                 Certificate of Amendment of Certificate of Incorporation dated June 19, 1992 (filed as Exhibit (4) to the Company's Form 10-Q Report for the quarter ended June 30, 1992)*, By-laws as amended through August 10, 1995 (filed as Exhibit (3) to the Company's
                 Form 10-Q Report for the quarter ended
                 September 30, 1995)*

       (10)      Material Contracts -

                 Deferred compensation agreements:**

                       R. James Macaleer

                       James C. Kelly

                       Marvin S. Cadwell (filed as Exhibit
                       (10) to the Company's Form 10-Q Report
                       for the quarter ended September 30, 1995)*

                 Performance bonus plans - 1995:**

                       R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1994)*

                       Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1994)*

                       Marion G. Tomlin (filed as Exhibit (10)
                       to the Company's Form 10-Q Report for
                       the quarter ended June 30, 1995)*

                       Francis W. Lavelle (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended September 30, 1995)*

                       Robert J. McNeill

                       David F. Perri

       *Previously filed as indicated and incorporated herein by reference.

       **May be deemed a management contract or compensatory arrangement.

        No.                  Description
       ----       ---------------------------------------------

                      Terry A. Pitts

                      Matthew B. Townley

                  Performance bonus plans - 1994:**

                      R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1994)*

                      Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1994)*

                      Marion G. Tomlin (filed as Exhibit (10)
                      to the Company's Form 10-K Report for
                      the year ended December 31, 1994)*

                  Insurance agreements:**

                      R. James Macaleer

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

       *Previously filed as indicated and incorporated herein by reference.

       **May be deemed a management contract or compensatory arrangement.

       No.                        Description
      ----        -------------------------------------------

                     1991 Non-Qualified Stock Option Plan for
                     Non-Employee Directors (filed as Exhibit
                     B to the Company's Proxy Statement for
                     the Annual Meeting of Stockholders held
                     on May 1, 1991)*

       (13) Annual Report to Stockholders for the year ended December 31, 1995**

       (21)       Subsidiaries of the Registrant

       (23)       Consent of Independent Public Accountants

       (27)       Financial Data Schedule

       (99)       Cautionary Statements for Purposes of the "Safe
                  Harbor" Provisions of the Private Securities
                  Litigation Reform Act of 1995


       *Previously filed as indicated and incorporated herein by reference.

       **With the exception of the material specifically incorporated by reference in Part I and Part II of this Form 10-K, the Annual Report to Stockholders for the year ended December 31, 1995 is not to be deemed "filed" as part of this Form 10-K.