Form 10-Q
period 1996-03-31
SHARED MEDICAL SYSTEMS CORP
filed 1996-05-14
CIK 89415

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

Commission file number 0-7416


                       SHARED MEDICAL SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                              23-1704148
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)

          51 Valley Stream Parkway                         19355
           Malvern, Pennsylvania                         (Zip Code)
  (Address of principal executive offices)

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


On April 30, 1996, there were 23,449,879 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      SHARED MEDICAL SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                      ----------------------------------
                            (Amounts in thousands)

                                                      March 31       December 31
                                                        1996            1995
                                                     -----------     -----------
                                                     (unaudited)
ASSETS

Current Assets:

 Cash and short-term investments...................    $ 15,520       $ 23,310
 Accounts receivable, net..........................     179,966        171,320
 Prepaid expenses and other current assets.........      27,830         25,975
                                                       --------       --------
   Total Current Assets............................     223,316        220,605

Property and Equipment, net........................      98,253        101,164

Computer Software, net.............................      43,987         42,955

Other Assets.......................................      65,857         70,249
                                                       --------       --------
                                                       $431,413       $434,973
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:

 Notes payable.....................................    $ 37,851       $ 20,920
 Current portion of long-term debt and
  capital leases...................................       3,346          4,654
 Dividends payable.................................       4,917          4,885
 Accounts payable..................................      17,163         28,301
 Accrued expenses..................................      25,617         39,469
 Current deferred revenues.........................      21,790         23,557
 Accrued and current deferred income taxes.........      11,764         10,913
                                                       --------       --------
   Total Current Liabilities.......................     122,448        132,699
                                                       --------       --------
Deferred Revenues..................................      10,301         13,209
                                                       --------       --------
Long-Term Debt and Capital Leases..................      16,766         16,960
                                                       --------       --------
Deferred Income Taxes..............................      23,817         23,285
                                                       --------       --------
Commitments

Stockholders' Investment:
  Preferred stock, par value $.10;
   authorized 1,000,000 shares; none issued........        -              -
  Common stock, par value $.01; authorized
   60,000,000 shares; 27,452,290 shares issued in
   1996 and 27,288,942 in 1995.....................         274            273
  Paid-in capital..................................      43,755         39,561
  Retained earnings................................     270,895        265,010
  Common stock in treasury, at cost, 4,031,078
   shares in 1996 and 4,027,815 in 1995............     (55,599)       (55,286)
  Cumulative translation adjustment................      (1,244)          (738)
                                                       --------        --------
   Total Stockholders' Investment..................     258,081        248,820
                                                       --------       --------
                                                       $431,413       $434,973
                                                       ========       ========

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                      ----------------------------------
                      (Amounts in thousands, except for
                              per share amounts)

                                                   Three Months Ended
                                                        March 31
                                              -----------------------------
                                                 1996               1995
                                              ----------         ----------
                                                       (unaudited)
Revenues:
 Service and system fees....................   $159,482           $134,138
 Hardware sales.............................     10,870             11,201
                                               --------           --------

                                                170,352            145,339
                                               --------           --------

Cost and Expenses:
 Operating and development..................     75,130             63,291
 Marketing and installation.................     52,846             44,050
 General and administrative.................     14,591             12,586
 Cost of hardware sales.....................      9,444              9,240
 Interest...................................        804                450
                                               --------            -------

                                                152,815            129,617
                                               --------           --------

Income Before Income Taxes..................     17,537             15,722

Provision for Income Taxes..................      6,734              6,131
                                               --------           --------

Net Income..................................   $ 10,803           $  9,591
                                               ========           ========

Net Income Per Common Share.................       $.45               $.41
                                               ========           ========

Number of shares used to compute per share
 amounts....................................     24,085             23,565
                                               ========           ========

Dividends Declared Per Common Share.........       $.21               $.21
                                               ========           ========


The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                            (Amounts in thousands)

                                                        Three Months Ended
                                                             March 31
                                                   ---------------------------
                                                     1996               1995
                                                   --------           --------
                                                           (unaudited)
Cash Flows from Operating Activities:
 Net Income......................................  $ 10,803           $  9,591
 Adjustments to reconcile net income to net
  cash used for operating activities -
    Depreciation and amortization................     9,243              8,632
    Asset (increase) decrease -
      Accounts receivable........................    (8,646)            (2,066)
      Prepaid expenses and other current assets..    (1,854)            (2,471)
      Other assets...............................     3,885                650
    Liability increase (decrease) -
      Accounts payable and accrued expenses......   (24,987)           (18,138)
      Accrued and current deferred income taxes..       851              3,336
      Deferred revenues..........................    (4,678)            (2,478)
      Deferred income taxes......................       532                252
    Other........................................      (396)               928
                                                   --------           --------

      Net cash used for operating activities.....   (15,247)            (1,764)
                                                   --------           --------

Cash Flows from Investing Activities:
 Property and equipment additions................    (4,109)            (4,075)
 Investment in computer software.................    (3,493)            (2,917)
 Dispositions of equipment.......................       205                 20
                                                   --------           --------

      Net cash used for investing activities.....    (7,397)            (6,972)
                                                   --------           --------

Cash Flows from Financing Activities:
 Dividends paid..................................    (4,885)            (4,818)
 Change in treasury stock........................      (313)                19
 Payments on long-term obligations...............    (1,074)              (790)
 Increase in notes payable.......................    16,931              6,169
 Exercise of stock options.......................     4,195              1,885
                                                   --------           --------

      Net cash provided by financing activities..    14,854              2,465
                                                   --------           --------

Net Decrease in Cash and Short-Term Investments..    (7,790)            (6,271)
Cash and Short-Term Investments, Beginning
 of Period.......................................    23,310             21,249
                                                   --------           --------

Cash and Short-Term Investments, End of Period...  $ 15,520           $ 14,978
                                                   ========           ========




The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Notes to Consolidated Financial Statements
March 31, 1996 (unaudited) -

    Note 1 - The information furnished in this Form 10-Q reflects all normal and
    ------
    recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial statements as of March 31, 1996.

    Note 2 - At March 31, 1996 and December 31, 1995, the Company's trade
    ------
    accounts receivable were reduced by allowances for doubtful accounts of $4,595,000 and $4,847,000, respectively.

    Note 3 - The major classes of property and equipment at March 31, 1996 and
    ------
    December 31, 1995 were as follows (amounts in thousands):

                                            March 31                December 31
                                              1996                      1995
                                           ----------               -----------
                                           (unaudited)

    Land and land improvements......         $ 10,719                  $ 10,719
    Buildings.......................           60,676                    60,597
    Equipment.......................          171,629                   172,335
                                           ----------               -----------

                                              243,024                   243,651
    Less accumulated depreciation
     and amortization..............           144,771                   142,487
                                           ----------               -----------
                                             $ 98,253                  $101,164
                                           ==========               ===========

    Note 4 - The accumulated amortization for capitalized internally produced
    ------
    computer software and purchased software at March 31, 1996 and December 31, 1995 was $47,440,000 and $45,317,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition
- ---------------------------------------

The Company's financial condition has remained strong throughout the three months ended March 31, 1996. Management is not aware of any potential material impairments to, or material changes in, the Company's current financial position.

The most significant requirements for funds now anticipated are for purchases of equipment and payment of cash dividends. The Company plans to fund anticipated expenditures primarily through internally generated funds supplemented from time to time by bank borrowings.

At March 31, 1996, the Company had lines of credit with banks of approximately $71,400,000, generally at their prime interest rates. At March 31, 1996, approximately $33,600,000 of these lines of credit were unused.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Material Changes in Results of Operations
- -----------------------------------------

Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995.

  Revenues
  --------

     Service and system fees revenues were $159,452,000, an increase of 18.9% compared to the first quarter of 1995. This increase was primarily due to higher levels of professional services, system processing fees and system sales. The higher level of professional services was generally attributable to system installations and support. The increase in system processing fees was primarily due to the higher level of customer applications processed at the Company's Information Services Center. Also affecting this change were revenues associated with the acquisitions of two businesses in Europe in June and September 1995.

     Hardware sales revenues decreased to $10,870,000 for the first quarter of 1996 from $11,201,000 in the first quarter of 1995, primarily due to differences in the timing and product mix of systems installed.

  Cost and Expenses
  -----------------

     Operating and development expenses decreased to 47.1% of service and system fees revenues in the first quarter of 1996 from 47.2% for the first quarter 1995. This change was primarily due to efficiencies gained through decreased costs for computer hardware at the Company's Information Services Center and a lower rate of growth for personnel costs as compared to the growth in service and system fees revenues, partially offset by increased costs for certain customer related expenses.

     Marketing and installation expenses increased to 33.1% of service and system fees revenues in the first quarter of 1996 from 32.8% in the first quarter of 1995, primarily due to higher levels of installations and support services provided to the Company's customers.

     General and administrative expenses, as a percentage of service and systems fees revenues, decreased to 9.1% in the first quarter of 1996 from 9.4% in the first quarter of 1995, primarily due to the Company's continuing efforts to leverage administrative costs over an increasing revenue base.

     Cost of hardware sales increased to 86.9% of hardware sales revenues in the first quarter of 1996 from 82.5% in the first quarter of 1995. This change was primarily due to the different product mixes of systems installed in each quarter.

     Interest expense was $804,000 in the quarter ended March 31, 1996 compared to $450,000 in the same period in 1995. This change was primarily due to a higher level of outstanding borrowings which was partially attributable to funds used for the acquisitions of two businesses in Europe in June and September 1995.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

 Provision for Income Taxes
 --------------------------

     Income taxes increased $603,000 in the quarter ended March 31, 1996 when compared to the same period in 1995. This change was primarily due to an increase of $1,815,000 in income before income taxes. The Company's effective tax rate for federal, state and foreign income taxes was 38.4% in the first quarter of 1996 and 39.0% in the first quarter of 1995. The change in the effective tax rate was primarily due to a decrease in the Company's effective state income tax rate.

 Net Income
 ----------

     Net income was $10,803,000 in the quarter ended March 31, 1996 compared to $9,591,000 in the quarter ended March 31, 1995 for the reasons discussed above.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   The following exhibits are included in this report:

         No.                        Description
         ----  -----------------------------------------------------------

         (10)  Material Contract

               Deferred compensation agreement:

                  Robert J. McNeill

         (27)  Financial Data Schedule

   (b) No reports on Form 8-K were filed during the three-month period ended March 31, 1996.

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
                                        ----------------------------------
                                        Registrant



May 14, 1996                            /S/ Terrence W. Kyle
- ------------                            ----------------------------------
    Date                                Terrence W. Kyle
                                        Vice President of Finance
                                        Principal Financial Officer and
                                        Duly Authorized Officer

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

                                 Exhibit Index

     No.                  Description
     ---      ------------------------------------

     (10)     Material Contract -

              Deferred compensation agreement:

                Robert J. McNeill

     (27)     Financial Data Schedule