Form 10-Q
period 1996-06-30
SHARED MEDICAL SYSTEMS CORP
filed 1996-08-14
CIK 89415

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                 ACT OF 1934

For the quarterly period ended June 30, 1996

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
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No_____
                                      -----

On July 31, 1996, there were 23,507,114 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      SHARED MEDICAL SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                      ----------------------------------
                            (Amounts in thousands)

                                                      June 30     December 31
                                                        1996         1995
                                                    -----------   -----------
                                                    (unaudited)
ASSETS
Current Assets:
 Cash and short-term investments...................    $ 15,023      $ 23,310
 Accounts receivable, net..........................     192,703       171,320
 Prepaid expenses and other current assets.........      25,431        25,975
                                                    -----------   -----------
   Total Current Assets............................     233,157       220,605
Property and Equipment, net........................     101,027       101,164
Computer Software, net.............................      46,035        42,955
Other Assets.......................................      67,509        70,249
                                                    -----------   -----------
                                                       $447,728      $434,973
                                                    ===========   ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Notes payable.....................................    $ 41,424      $ 20,920
 Current portion of long-term debt and
  capital leases...................................       3,223         4,654
 Dividends payable.................................       4,934         4,885
 Accounts payable..................................      15,554        28,301
 Accrued expenses..................................      31,313        39,469
 Current deferred revenues.........................      26,454        23,557
 Accrued and current deferred income taxes.........       9,687        10,913
                                                    -----------   -----------
   Total Current Liabilities.......................     132,589       132,699
                                                    -----------   -----------
Deferred Revenues..................................       9,612        13,209
                                                    -----------   -----------
Long-Term Debt and Capital Leases..................      15,805        16,960
                                                    -----------   -----------
Deferred Income Taxes..............................      24,566        23,285
                                                    -----------   -----------
Commitments
Stockholders' Investment:
  Preferred stock, par value $.10;
   authorized 1,000,000 shares; none issued........         -             -
  Common stock, par value $.01; authorized
   60,000,000 shares; 27,529,743 shares issued in
   1996 and 27,288,942 in 1995.....................         275           273
  Paid-in capital..................................      46,591        39,561
  Retained earnings................................     277,340       265,010
  Common stock in treasury, at cost, 4,032,963
   shares in 1996 and 4,027,815 in 1995............     (55,660)      (55,286)
  Cumulative translation adjustment................      (3,390)         (738)
                                                    -----------   -----------
   Total Stockholders' Investment..................     265,156       248,820
                                                    -----------   -----------
                                                       $447,728      $434,973
                                                    ===========   ===========

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                      ----------------------------------
                       (Amounts in thousands, except for
                              per share amounts)

                             Three Months Ended      Six Months Ended
                                  June 30                June 30
                            --------------------   --------------------
                              1996        1995       1996        1995
                            --------    --------   --------    --------
                                 (unaudited)             (unaudited)
Revenues:
 Service and system fees..  $164,544    $143,922   $324,026    $278,060
 Hardware sales...........    26,422      11,357     37,292      22,558
                            --------    --------   --------    --------

                             190,966     155,279    361,318     300,618
                            --------    --------   --------    --------

Cost and Expenses:
 Operating and
  development.............    79,401      67,936    154,531     131,227
 Marketing and
  installation............    54,844      49,063    107,690      93,113
 General and
  administrative..........    14,684      12,451     29,275      25,037
 Cost of hardware sales...    22,651       9,323     32,095      18,563
 Interest.................       907         635      1,711       1,085
                            --------    --------   --------    --------

                             172,487     139,408    325,302     269,025
                            --------    --------   --------    --------

Income Before
 Income Taxes.............    18,479      15,871     36,016      31,593

Provision for Income
 Taxes....................     7,096       6,190     13,830      12,321
                            --------    --------   --------    --------

Net Income................  $ 11,383     $ 9,681   $ 22,186    $ 19,272
                            ========     =======   ========    ========

Net Income Per Common
 Share....................      $.47        $.41       $.92        $.82
                            ========    ========   ========    ========

Number of shares used
 to compute per share
 amounts..................    24,209      23,641     24,147      23,603
                            ========    ========   ========    ========

Dividends Per Common
 Share....................      $.21        $.21       $.42        $.42
                            ========    ========   ========    ========


The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                            (Amounts in thousands)

                                                      Six Months Ended
                                                          June 30
                                                     -------------------
                                                       1996       1995
                                                     --------   --------
                                                         (unaudited)
Cash Flows from Operating Activities:
 Net Income......................................    $ 22,186   $ 19,272
 Adjustments to reconcile net income to net
  cash used for operating activities -
    Depreciation and amortization................      18,458     17,535
    Asset (increase) decrease -
      Accounts receivable........................     (21,383)   (10,827)
      Prepaid expenses and other current assets..         545     (4,884)
      Other assets...............................       1,752         51
    Liability increase (decrease) -
      Accounts payable and accrued expenses......     (20,903)   (18,384)
      Accrued and current deferred income taxes..      (1,226)      (203)
      Deferred revenues..........................        (701)    (3,507)
      Deferred income taxes......................       1,281        752
    Other........................................      (2,067)     1,808
                                                     --------   --------

      Net cash (used for) provided by operating
       activities................................      (2,058)     1,613
                                                     --------   --------

Cash Flows from Investing Activities:
 Property and equipment additions................     (13,697)    (9,521)
 Investment in computer software.................      (7,953)    (5,684)
 Dispositions of equipment.......................         221        141
 Acquisition of business.........................           -     (8,497)
                                                     --------   --------

      Net cash used for investing activities.....     (21,429)   (23,561)
                                                     --------   --------

Cash Flows from Financing Activities:
 Dividends paid..................................      (9,805)    (9,665)
 Change in treasury stock........................        (374)       (67)
 Payments on long-term obligations...............      (2,157)    (1,508)
 Increase in notes payable.......................      20,504     26,405
 Exercise of stock options.......................       7,032      4,865
                                                     --------   --------

      Net cash provided by financing activities..      15,200     20,030
                                                     --------   --------

Net Decrease in Cash and Short-Term Investments..      (8,287)    (1,918)
Cash and Short-Term Investments, Beginning
 of Period.......................................      23,310     21,249
                                                     --------   --------

Cash and Short-Term Investments, End of Period...    $ 15,023   $ 19,331
                                                     ========   ========


The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Notes to Consolidated Financial Statements
June 30, 1996 (unaudited) -

     Note 1 - The information furnished in this Form 10-Q reflects all normal
     ------
     and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial statements as of June 30, 1996.

     Note 2 - At June 30, 1996 and December 31, 1995, the Company's trade
     ------
     accounts receivable were reduced by allowances for doubtful accounts of $4,671,000 and $4,847,000, respectively.

     Note 3 - The major classes of property and equipment at
     ------
     June 30, 1996 and December 31, 1995 were as follows (amounts in thousands):


                                          June 30             December 31
                                            1996                  1995
                                        -----------           -----------
                                        (unaudited)

     Land and land improvements.........   $ 10,712              $ 10,719
     Buildings..........................     60,718                60,597
     Equipment..........................    179,095               172,335
                                        -----------           -----------

                                            250,525               243,651
       Less accumulated depreciation
        and amortization................    149,498               142,487
                                        -----------           -----------
                                           $101,027              $101,164
                                        ===========           ===========

     Note 4 - The accumulated amortization for capitalized internally produced
     ------
     computer software and purchased software at June 30, 1996 and December 31, 1995 was $49,653,000 and $45,317,000, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Material Changes in Financial Condition
- ---------------------------------------

The Company's financial condition has remained strong throughout the six months ended June 30, 1996. Management is not aware of any potential material impairments to, or material changes in, the Company's current financial position.

The most significant requirements for funds now anticipated are for purchases of equipment and payment of cash dividends. The Company plans to fund anticipated expenditures primarily through internally generated funds supplemented from time to time by bank borrowings.

At June 30, 1996, the Company had lines of credit with banks of approximately $73,600,000, generally at their prime interest rates. At June 30, 1996, approximately $32,200,000 of these lines of credit were unused.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Material Changes in Results of Operations
- -----------------------------------------

Three Months Ended June 30, 1996 Compared to the Three Months Ended
June 30, 1995.

  Revenues
  --------

     Service and system fees revenues were $164,544,000, an increase of 14.3% compared to the second quarter of 1995. This increase was primarily due to higher levels of professional services, system processing fees, and system sales. The higher level of professional services was generally attributable to system installations, support, and facilities management service fees. The increase in system processing fees was primarily due to the higher level of customer applications processed at the Company's Information Services Center. Also affecting this change were revenues associated with the acquisitions of two businesses in Europe in June and September 1995.

     Hardware sales revenues increased to $26,422,000 for the second quarter of 1996 from $11,357,000 in the second quarter of 1995. The higher level of hardware sales revenues was primarily due to the installation of IBM mainframe systems to new and existing customers that process the Company's INVISION product at their site.

  Cost and Expenses
  -----------------

     Operating and development expenses increased to 48.3% of service and system fees revenues in the second quarter of 1996 from 47.2% for the second quarter 1995. This change was primarily due to increases in certain customer related expenses and personnel costs, partially offset by efficiencies gained from a lower rate of growth for computer hardware and associated costs to support the growth in the base of customers operating their systems at the Company's Information Services Center.

     Marketing and installation expenses decreased to 33.3% of service and system fees revenues in the second quarter of 1996 from 34.1% in the second quarter of 1995, primarily due to a lower rate of growth for personnel and related costs as compared to the growth in service and system fees revenues.

     General and administrative expenses, as a percentage of service and systems fees revenues, increased to 8.9% in the second quarter of 1996 from 8.7% in the second quarter of 1995, primarily due to increased personnel and related costs to support the business.

     Cost of hardware sales increased to 85.7% of hardware sales revenues in the second quarter of 1996 from 82.1% in the second quarter of 1995. This change was primarily due to the different product mixes of systems installed in each quarter.

     Interest expense was $907,000 in the quarter ended June 30, 1996 compared to $635,000 in the same period in 1995. This change was primarily due to a higher level of outstanding borrowings throughout the current period, which was partially attributable to funds used for the acquisitions of two businesses in Europe in June and September 1995.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

  Provision for Income Taxes
  --------------------------

     Income taxes increased $906,000 in the quarter ended June 30, 1996 when compared to the same period in 1995. This change was primarily due to an increase of $2,608,000 in income before income taxes. The Company's effective tax rate for federal, state, and foreign income taxes was 38.4% in the second quarter of 1996 and 39.0% in the second quarter of 1995. The change in the effective tax rate was primarily due to a decrease in the Company's effective state income tax rate.

  Net Income
  ----------

     Net income was $11,383,000 in the quarter ended June 30, 1996 compared to $9,681,000 in the quarter ended June 30, 1995 for the reasons discussed above.

Six Months Ended June 30, 1996 Compared to the Six Months Ended
June 30, 1995.

  Revenues
  --------

     Service and system fees revenues were $324,026,000, an increase of 16.5% compared to the same period in 1995. This increase was primarily due to higher levels of professional services, system processing fees, and system sales. The higher level of professional services was generally attributable to system installations, support, and facilities management service fees. The increase in system processing fees was primarily due to the higher level of customer applications processed at the Company's Information Services Center. Also affecting this change were revenues associated with the acquisitions of two businesses in Europe in June and September 1995.

     Hardware sales revenues increased to $37,292,000 for the six months ended June 30, 1996 from $22,558,000 for the same period in 1995. The higher level of hardware sales revenues was primarily due to the installation of IBM mainframe systems to new and existing customers that process the Company's INVISION product at their site.

  Cost and Expenses
  -----------------

     Operating and development expenses increased to 47.7% of service and system fees revenues in the first two quarters of 1996 from 47.2% in the first two quarters of 1995. This change was primarily due to increases in certain customer related expenses and personnel costs, partially offset by efficiencies gained from a lower rate of growth for computer hardware and associated costs to support the growth in the base of customers operating their systems at the Company's Information Services Center.

     Marketing and installation expenses decreased to 33.2% of service and system fees revenues in the first two quarters of 1996 from 33.5% in the first two quarters of 1995. This decrease was primarily due to a lower rate of growth for personnel and related costs as compared to the growth in service and system fees revenues.

     General and administrative expenses, as a percentage of service and system fees revenues, remained at 9.0% in the first two quarters of 1996 and 1995.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

     Cost of hardware sales increased to 86.1% of hardware sales revenues in the first two quarters of 1996 from 82.3% in the first two quarters of 1995. This change was primarily due to the different product mixes of systems installed in each quarter.

     Interest expense was $1,711,000 in the six months ended June 30, 1996 compared to $1,085,000 in the same period in 1995. This change was primarily due to a higher level of outstanding borrowings throughout the current period, which was partially attributable to funds used for the acquisitions of two businesses in Europe in June and September 1995.

  Provision for Income Taxes
  --------------------------

     The provision for income taxes increased $1,509,000 in the first two quarters of 1996 when compared to the same period in 1995. This change was due to an increase of $4,423,000 in income before income taxes. The Company's effective tax rate for federal, state, and foreign income taxes was 38.4% in the first two quarters of 1996 and 39.0% in the first two quarters of 1995. The change in the effective tax rate was primarily due to a decrease in the Company's effective state income tax rate.

  Net Income
  ----------

     Net income was $22,186,000 in the first two quarters of 1996 compared to $19,272,000 in the first two quarters of 1995 for the reasons discussed above.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of the Company was held on April 25, 1996. At the meeting, the stockholders were requested to elect six directors for one year terms.

 a) The following is a summary of the votes for elected directors:


                                            Votes     Broker
    Nominee                    Votes For   Withheld  Non-votes
- --------------------------------------------------------------

    R. James Macaleer........  20,809,555   303,732          0
    Raymond K. Denworth, Jr..  20,581,404   531,883          0
    Frederick W. DeTurk......  20,797,348   315,939          0
    Josh S. Weston...........  20,799,301   313,986          0
    Jeffrey S. Rubin.........  20,803,426   309,861          0
    Marvin S. Cadwell........  20,806,026   307,261          0

There are no other persons whose terms as directors continued after this meeting.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 (a)     The following exhibits are included in this report:

         No.                        Description
         ----  -----------------------------------------------------------

         (10)  Material Contracts -

               Performance bonus plans - 1996:

                  R. James Macaleer

                  Marvin S. Cadwell

         (27)  Financial Data Schedule

 (b) No reports on Form 8-K were filed during the three-month period ended June 30, 1996.

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



August 14, 1996                       /S/ Terrence W. Kyle
- ---------------                       ----------------------------------
     Date                             Terrence W. Kyle
                                      Vice President of Finance
                                      Principal Financial Officer and
                                      Duly Authorized Officer

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

                                 EXHIBIT INDEX

No.                        Description
- ---            -----------------------------------

(10)           Material Contracts -

               Performance bonus plans - 1996:

                  R. James Macaleer

                  Marvin S. Cadwell


(27)           Financial Data Schedule