Form 10-Q
period 1996-09-30
SHARED MEDICAL SYSTEMS CORP
filed 1996-11-14
CIK 89415

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE  ACT OF 1934

For the quarterly period ended September 30, 1996

                                     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE  ACT OF 1934

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

On October 31, 1996, there were 23,528,629 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      SHARED MEDICAL SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                      ----------------------------------
                            (Amounts in thousands)

                                                     September 30   December 31
                                                         1996           1995
                                                     ------------   -----------
                                                      (unaudited)
ASSETS
Current Assets:
 Cash and short-term investments...................      $ 17,986      $ 23,310
 Accounts receivable, net..........................       194,036       171,320
 Prepaid expenses and other current assets.........        27,415        25,975
                                                     ------------   -----------
   Total Current Assets............................       239,437       220,605
Property and Equipment, net........................       101,156       101,164
Computer Software, net.............................        49,130        42,955
Other Assets.......................................        73,176        70,249
                                                     ------------   -----------
                                                         $462,899      $434,973
                                                     ============   ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Notes payable.....................................      $ 43,809      $ 20,920
 Current portion of long-term debt and
  capital leases...................................         2,991         4,654
 Dividends payable.................................         4,940         4,885
 Accounts payable..................................        15,918        28,301
 Accrued expenses..................................        36,376        39,469
 Current deferred revenues.........................        25,504        23,557
 Accrued and current deferred income taxes.........         9,825        10,913
                                                     ------------   -----------
   Total Current Liabilities.......................       139,363       132,699
                                                     ------------   -----------
Deferred Revenues..................................         9,405        13,209
                                                     ------------   -----------
Long-Term Debt and Capital Leases..................        15,193        16,960
                                                     ------------   -----------
Deferred Income Taxes..............................        25,316        23,285
                                                     ------------   -----------
Commitments
Stockholders' Investment:
  Preferred stock, par value $.10;
   authorized 1,000,000 shares; none issued........             -             -
  Common stock, par value $.01; authorized
   60,000,000 shares; 27,558,591 shares issued in
   1996 and 27,288,942 in 1995.....................           275           273
  Paid-in capital..................................        47,455        39,561
  Retained earnings................................       283,942       265,010
  Common stock in treasury, at cost, 4,033,127
   shares in 1996 and 4,027,815 in 1995............       (55,699)      (55,286)
  Cumulative translation adjustment................        (2,351)         (738)
                                                     ------------   -----------
   Total Stockholders' Investment..................       273,622       248,820
                                                     ------------   -----------
                                                         $462,899      $434,973
                                                     ============   ===========

The accompanying notes are an integral part of this statement.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                       ----------------------------------
              (Amounts in thousands except for per share amounts)


                               Three Months Ended  Nine Months Ended
                                  September 30        September 30
                             --------------------  ------------------
                                 1996      1995      1996      1995
                             --------------------  ------------------
                                  (unaudited)         (unaudited)
Revenues:
 Service and system fees.....  $172,559  $150,623  $496,585  $428,683
 Hardware sales..............    14,298    18,590    51,590    41,148
                             --------------------  ------------------
                                186,857   169,213   548,175   469,831
                             --------------------  ------------------

Cost and Expenses:
 Operating and development...    82,947    73,236   237,478   204,463
 Marketing and installation..    57,253    50,206   164,943   143,319
 General and administrative..    15,135    13,124    44,410    38,161
 Cost of hardware sales......    11,827    15,324    43,922    33,887
 Interest....................       956       932     2,667     2,017
                             --------------------  ------------------
                                168,118   152,822   493,420   421,847
                             --------------------  ------------------

Income Before Income Taxes...    18,739    16,391    54,755    47,984
Provision for Income Taxes...     7,196     6,393    21,026    18,714
                             --------------------  ------------------
Net Income...................  $ 11,543  $  9,998  $ 33,729  $ 29,270
                             ====================  ==================

Net Income Per Common Share..      $.48      $.42     $1.40     $1.24
                             ====================  ==================
Number of shares used to
 compute per share amounts...    24,137    23,737    24,144    23,647
                             ====================  ==================

Dividends Per Common Share...      $.21      $.21      $.63      $.63
                             ====================  ==================




The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                            (Amounts in thousands)

                                                     Nine Months Ended
                                                       September 30
                                                     ------------------
                                                       1996      1995
                                                     --------  --------
                                                        (unaudited)
Cash Flows from Operating Activities:
 Net Income......................................    $ 33,729  $ 29,270
 Adjustments to reconcile net income to net
  cash provided by operating activities -
    Depreciation and amortization................      28,157    27,236
    Asset (increase) decrease -
      Accounts receivable........................     (27,602)  (23,666)
      Prepaid expenses and other current assets..      (1,440)   (7,710)
      Other assets...............................         466    (2,103)
    Liability increase (decrease) -
      Accounts payable and accrued expenses......     (15,473)   (6,487)
      Accrued and current deferred income taxes..      (1,088)    1,368
      Deferred revenues..........................      (1,858)   (6,659)
      Deferred income taxes......................       2,031     1,127
    Other........................................      (1,233)      336
                                                     --------  --------

      Net cash provided by operating activities..      15,689    12,712
                                                     --------  --------

Cash Flows from Investing Activities:
 Property and equipment additions................     (20,114)  (13,988)
 Investment in computer software.................     (13,749)  (11,215)
 Dispositions of equipment.......................         223       353
 Acquisition of businesses.......................           -   (12,108)
                                                     --------  --------

      Net cash used for investing activities.....     (33,640)  (36,958)
                                                     --------  --------

Cash Flows from Financing Activities:
 Dividends paid..................................     (14,742)  (14,530)
 Change in treasury stock........................        (413)     (158)
 Payments on long-term obligations...............      (3,003)   (2,534)
 Increase in notes payable.......................      22,889    35,534
 Exercise of stock options.......................       7,896     6,471
                                                     --------  --------

      Net cash provided by financing activities..      12,627    24,783
                                                     --------  --------

Net (Decrease) Increase in Cash and Short-Term
 Investments.....................................      (5,324)      537
Cash and Short-Term Investments, Beginning
 of Period.......................................      23,310    21,249
                                                     --------  --------

Cash and Short-Term Investments, End of Period...    $ 17,986  $ 21,786
                                                     ========  ========

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Notes to Consolidated Financial Statements
September 30, 1996 (unaudited) -

    Note 1 - The information furnished in this Form 10-Q reflects all normal and
    ------
    recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial statements as of September 30, 1996.

    Note 2 - At September 30, 1996 and December 31, 1995, the Company's trade
    ------
    accounts receivable were reduced by allowances for doubtful accounts of $5,611,000 and $4,847,000, respectively.

    Note 3 - The major classes of property and equipment at September 30, 1996
    ------
    and December 31, 1995 were as follows (amounts in thousands):

                                      September 30  December 31
                                          1996          1995
                                      ------------  -----------
                                      (unaudited)

     Land and land improvements.......    $ 11,560     $ 10,719
     Buildings........................      61,619       60,597
     Equipment........................     175,957      172,335
                                      ------------  -----------

                                           249,136      243,651
       Less accumulated depreciation
         and amortization.............     147,980      142,487
                                      ------------  -----------
                                          $101,156     $101,164
                                      ============  ===========

    Note 4 - The accumulated amortization for capitalized internally produced
    ------
    computer software and purchased software at September 30, 1996 and December 31, 1995 was $52,247,000 and $45,317,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition
---------------------------------------

The Company's financial condition has remained strong throughout the nine months ended September 30, 1996. Management is not aware of any potential material impairments to, or material changes in, the Company's current financial position.

The most significant requirements for funds now anticipated are for purchases of equipment and payment of cash dividends. The Company plans to fund anticipated expenditures primarily through internally generated funds supplemented from time to time by bank borrowings.

At September 30, 1996, the Company had lines of credit with banks of approximately $71,598,000, generally at their prime interest rates. At September 30, 1996, approximately $27,789,000 of these lines of credit were unused.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

Material Changes in Results of Operations
-----------------------------------------

Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995.

  Revenues
  --------

     Service and system fees revenues were $172,559,000, an increase of 14.6% compared to the third quarter of 1995. This increase was primarily due to higher levels of professional services and system processing fees. The higher level of professional services was generally attributable to system support, installations, and facilities management service fees. The increase in system processing fees was primarily due to the higher level of customer applications processed at the Company's Information Services Center.

     Hardware sales revenues decreased to $14,298,000 for the third quarter of 1996 from $18,590,000 in the third quarter of 1995, primarily due to differences in the timing and product mix of systems installed.

  Cost and Expenses
  -----------------

     Operating and development expenses decreased to 48.1% of service and system fees revenues in the third quarter of 1996 from 48.6% for the third quarter 1995. This change was primarily due to efficiencies gained through decreased computer hardware and associated costs at the Company's Information Services Center, partially offset by increased personnel and related costs to support the higher level of professional services provided by the Company.

     Marketing and installation expenses decreased to 33.2% of service and system fees revenues in the third quarter of 1996 from 33.3% in the third quarter of 1995, primarily due to a lower rate of growth for personnel and related costs as compared to the growth in service and system fees revenues.

     General and administrative expenses, as a percentage of service and system fees revenues, increased to 8.8% in the third quarter of 1996 from 8.7% in the third quarter of 1995, primarily due to increased personnel and related costs to support the business.

     Cost of hardware sales increased to 82.7% of hardware sales revenues in the third quarter of 1996 from 82.4% in the third quarter of 1995. This change was primarily due to the different product mixes of systems installed in each quarter.

     Interest expense was $956,000 in the quarter ended September 30, 1996 compared to $932,000 in the same period in 1995. This change was primarily due to a higher level of outstanding borrowings throughout the current period.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

  Provision for Income Taxes
  --------------------------

     Income taxes increased $803,000 in the quarter ended September 30, 1996 when compared to the same period in 1995. This change was primarily due to an increase of $2,348,000 in income before income taxes. The Company's effective tax rate for federal, state, and foreign income taxes was 38.4% in the third quarter of 1996 and 39.0% in the third quarter of 1995. The change in the effective tax rate was primarily due to a decrease in the Company's effective state income tax rate.

  Net Income
  ----------

     Net income was $11,543,000 in the quarter ended September 30, 1996 compared to $9,998,000 in the quarter ended September 30, 1995 for the reasons discussed above.

Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995.

  Revenues
  --------

     Service and system fees revenues were $496,585,000, an increase of 15.8% compared to the same period in 1995. This increase was primarily due to higher levels of professional services and system processing fees. The higher level of professional services was generally attributable to system installations, support, and facilities management service fees. The increase in system processing fees was primarily due to the higher level of customer applications processed at the Company's Information Services Center.

     Hardware sales revenues increased to $51,590,000 for the nine months ended September 30, 1996 from $41,148,000 for the same period in 1995. The higher level of hardware sales revenues was primarily due to increased installations of IBM mainframe systems during the second quarter of 1996 to new and existing customers that process the Company's INVISION product at their site.

  Cost and Expenses
  -----------------

     Operating and development expenses increased to 47.8% of service and system fees revenues in the first three quarters of 1996 from 47.7% in the first three quarters of 1995. This change was primarily due to increases in certain customer related expenses, partially offset by efficiencies gained through decreased computer hardware and associated costs at the Company's Information Services Center.

     Marketing and installation expenses decreased to 33.2% of service and system fees revenues in the first three quarters of 1996 from 33.4% in the first three quarters of 1995, primarily due to a lower rate of growth for personnel and related costs as compared to the growth in service and system fees revenues, partially offset by increases in certain customer related expenses related to the higher level of professional services provided by the Company for system installations and support.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

     General and administrative expenses, as a percentage of service and system fees revenues, remained at 8.9% in the first three quarters of 1996 compared to the first three quarters of 1995.

     Cost of hardware sales increased to 85.1% of hardware sales revenues in the first three quarters of 1996 from 82.4% in the first three quarters of 1995. This change was primarily due to differences in the timing and product mix of systems installed in each quarter.

     Interest expense was $2,667,000 in the nine months ended
     September 30, 1996 compared to $2,017,000 in the same period in 1995. This change was primarily due to a higher level of outstanding borrowings throughout the current period, which was partially attributable to funds used for the acquisitions of two businesses in Europe in June and September 1995.

  Provision for Income Taxes
  --------------------------

     The provision for income taxes increased $2,312,000 in the first three quarters of 1996 when compared to the same period in 1995. This change was due to an increase of $6,771,000 in income before income taxes. The Company's effective tax rate for federal, state and foreign income taxes was 38.4% in the first three quarters of 1996 and 39.0% in the first three quarters of 1995. The change in the effective tax rate was primarily due to a decrease in the Company's effective state income tax rate.

  Net Income
  ----------

     Net income was $33,729,000 in the first three quarters of 1996 compared to $29,270,000 in the first three quarters of 1995 for the reasons discussed above.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  The following exhibits are included in this report:

         No.                        Description
       ------  ---------------------------------------------------------

               Material Contracts -

       (10.1)  Deferred compensation agreement:

                 Terry A. Pitts

       (10.2)  Form of executive employment agreement:

                 Terrence W. Kyle

                 Francis W. Lavelle

                 Robert J. McNeill

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

      No.                        Description
    ------  ----------------------------------------------------------


              David F. Perri

              Terry A. Pitts

              Guillermo N. Ramas, Sr.

              Marion G. Tomlin

              Matthew B. Townley

   (10.3)   Form of senior management employment agreement:

              Edward J. Grady

              Bonnie L. Shuman

   (10.4)   Form of performance bonus plan - 1996:

              Terrence W. Kyle

              Francis W. Lavelle

              Robert J. McNeill

              David F. Perri

              Terry A. Pitts

              Guillermo N. Ramas, Sr.

              Marion G. Tomlin

              Matthew B. Townley

     (27)   Financial Data Schedule

(b) No reports on Form 8-K were filed during the three-month period ended September 30, 1996.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SHARED MEDICAL SYSTEMS CORPORATION
                                          ----------------------------------
                                          Registrant



November 14, 1996               /S/ Terrence W. Kyle
-----------------               ----------------------------------
     Date                       Terrence W. Kyle
                                Senior Vice President
                                Principal Financial Officer and
                                Duly Authorized Officer

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

                                 Exhibit Index


   No.                        Description
 ------           ------------------------------------

                  Material Contracts -

(10.1)            Deferred compensation agreement:

                     Terry A. Pitts

(10.2)            Form of executive employment agreement:

                     Terrence W. Kyle

                     Francis W. Lavelle

                     Robert J. McNeill

                     David F. Perri

                     Terry A. Pitts

                     Guillermo N. Ramas, Sr.

                     Marion G. Tomlin

                     Matthew B. Townley

(10.3)            Form of senior management employment agreement:

                     Edward J. Grady

                     Bonnie L. Shuman

(10.4)            Form of performance bonus plan - 1996:

                     Terrence W. Kyle

                     Francis W. Lavelle

                     Robert J. McNeill

                     David F. Perri

                     Terry A. Pitts

                     Guillermo N. Ramas, Sr.

                     Marion G. Tomlin

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

  No.                       Description
-------          -----------------------------------
                   Matthew B. Townley

(27)             Financial Data Schedule