Form 10-K405
period 1996-12-31
SHARED MEDICAL SYSTEMS CORP
filed 1997-03-28
CIK 89415

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended December 31, 1996
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from ___________ to___________

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

                    Common Stock, par value $.01 per share
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ----

  The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of February 28, 1997, was $1,303,795,000. See page 8 herein for assumptions on which this calculation is based.

  On February 28, 1997, there were 24,862,447 shares of Common Stock outstanding.
                     DOCUMENTS INCORPORATED BY REFERENCE.
  Certain portions of the Company's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Part I and Part II of this Form 10-K. Certain portions of the Company's definitive Proxy Statement to be mailed to stockholders on or about April 4, 1997, are incorporated by reference into Part III of this Form 10-K.

                                     Part I
Item 1.  Business.

The Company, incorporated in Delaware in January 1969, and its subsidiaries provide computer-based information systems and associated services to the health industry in North America and Europe.

The Company's services and systems are offered to integrated health networks, multientity health corporations, community health information networks, acute-care hospitals, physician groups, managed services organizations, and other health providers. These services and systems include a full range of clinical, financial, patient management, managed care, imaging, management decision, and electronic data interchange services that use diverse computing and networking technologies, ranging from remote processing (i.e., at the Company's Information Services Center), to distributed processing systems, to onsite systems. The Company also provides professional services related to its information systems business.

In the United States, which has historically been the Company's most significant market, the Company currently has contracts with health organizations in 48 states, the District of Columbia, and Puerto Rico. The Company markets its information systems and provides installation services and ongoing technical and educational support with a field staff working from branch offices. At its Corporate Headquarters and Information Services Center, the Company has a customer service staff, applications specialists, and communications and computer operations personnel who assist customers in their day-to-day use of the Company's systems, and system designers and programmers who work to improve existing software applications and develop additional information processing services and systems.

On February 28, 1997, the Company completed a merger with American Healthware Systems (AHS), a provider of financial information systems and facilities management services to health organizations in New York State. Under the terms of the merger agreement, the Company issued 1,255,325 shares of the Company's common stock in exchange for all outstanding shares of AHS. This transaction will be accounted for as a pooling of interests.

In 1981, the Company entered the health information processing services and systems market in Europe. In Europe, the Company markets, installs, and supports its products through local offices in ten countries. Currently, the Company has customer contracts in Belgium, the Czech Republic, Denmark, France, Germany, Greece, Hungary, Ireland, Italy, Luxembourg, Malta, the Netherlands, Poland, the Slovak Republic, Spain, and the United Kingdom.

For financial information by geographic area, refer to page 34 of the Company's 1996 Annual Report to Stockholders, Notes to Consolidated Financial Statements, Business Segment Information (Note 11), which is incorporated herein by reference.

Despite a gradual decline in the number of stand-alone acute-care hospital beds in recent years, the needs and requirements of the health industry have continued to grow as business of providing information services and systems has become more complex. Health industry consolidation and changes in the way health organizations are structured and reimbursed, combined with pressures to control costs, improve quality, and increase market share continue to create new and increased demands for the Company's services and systems.

                          Services and Systems Offered
                          ----------------------------

The Company's health information systems and related services are delivered on computers that range from personal computers, to minicomputers, to mainframes, which can operate at the customer's site, at the Company's Information Services Center (i.e., remotely), or as part of a distributed network. Distributed network systems enable customers to process any combination of the Company's information systems either at the Company's Information Services Center, or at the customer's site. These systems are also offered with networking features that enable multientity health organizations to process information for affiliated hospitals, physician groups, and clinics.

The principal health information systems and related services offered by the Company are:

Health Information Systems -
----------------------------

 . Clinical Systems, which provide clinicians with point-of-care data entry and access to clinical information. These systems automate many labor-intensive tasks performed in the nursing, radiology, laboratory, pharmacy, and other departments within health organizations, while facilitating communications among them.

 . Financial Systems, which consist of a full range of financial functions that include provider accounting for both hospitals and physicians (including billing and receivables), personnel, payroll, materials management, and property.

 . Patient Management Systems, which assist in the administration of patient care through specialized programs for various health organization support functions, such as admissions, outpatient visits, utilization review, medical records, and physician encounters.

 . Ambulatory Care Systems, which provide integrated systems that facilitate the sharing of clinical and financial information between health providers in non-acute care settings.

 . Management Decision Systems, which provide health executives and managers with access to a range of strategic information collected from the clinical, financial, and patient management systems to set performance standards, identify variances, and analyze results.

 . Physician Information Systems, which provide information processing and administrative support to physician groups, clinics, and medical schools with features such as scheduling, electronic claims processing, automated billing and rebilling, and online collections.

 . Integrated Health Network Systems, which connect all points of care through patient indices that identify patients anywhere within the network, schedule network-wide resources, and retain cumulative electronic patient records. These systems also include software that address managed care, and enhance communications among all elements within an integrated health network. Integrated health networks are generally comprised of a variety of health delivery organizations, such as acute-care hospitals, skilled nursing facilities, home health agencies, rehabilitation facilities, clinics, physician practices, and others.

  Electronic Data Interchange Services - these services facilitate the sharing
  ------------------------------------
  and standardization of information such as eligibility verifications, and claims and remittance transmissions between health providers and payers.

  Professional Services - these services consist of a variety of activities
  ---------------------
  related to the Company's health information processing systems. These professional services include system installation and support, and customer education. In addition, the Company provides specialized consulting services for the design and integration of software and networks, business office consulting, facilities management, information systems planning and integration, and system-related process reengineering.

Service and system fees earned by the Company for the years ended December 31, 1996, 1995, and 1994 were $686,655,000, $592,509,000, and $504,386,000, respectively. Hardware at customer sites associated with these services and systems may be provided by the Company under sales or lease agreements. Revenues for hardware leased to customers by the Company are included in service and system fees revenues. Hardware sales revenues for the years ended December 31, 1996, 1995, and 1994 were $80,695,000, $58,132,000, and $46,383,000, respectively.

                                   Customers
                                   ---------

The Company's services and systems are provided to customers under long-term service contracts and perpetual license agreements. Long-term service contracts range from one to ten years, and generally allow price increases annually, limited to the increase in the Consumer Price Index. Revenues under long-term service agreements are recognized as they are earned over the life of the contract. Software fees for perpetual license agreements are recognized over the installation period. Support fees related to long-term service contracts or perpetual license agreements are recognized over the term of the support agreement. Management estimates that the total amount of future revenues under contract as of December 31, 1996 are in excess of $1.8 billion. In 1996, 1995, and 1994, no single customer accounted for 10% or more of consolidated revenues.

Revenues from individual customers will vary, depending on the number and type of the Company's services and systems that are used. Because of the high fixed costs of the Company's operations, the loss of any customer under a long-term service contract would have the effect of reducing the

                                       5
Company's net income by a greater percentage than the percentage of total revenues lost.

Presently, no more than one quarter of the Company's long-term service contracts expire in any future year. Although the Company strives to retain its customers, not all of the Company's past contracts have been renewed, and there can be no assurance that existing customers will either renew their contracts or convert to another type of system offered by the Company upon the expiration of their current contract.

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

The Company expenses all research and non-capitalized development costs, which generally consist of costs incurred to establish the technological feasibility of internally produced computer software. These expenses, which are primarily for salaries of personnel and computer costs, were $54,665,000 in 1996, $45,385,000 in 1995, and $39,226,000 in 1994.

The Company capitalizes the cost of certain internally produced computer software and purchased software. Capitalization for internally produced software begins when a project reaches technological feasibility and ceases when the software is available for general release to customers. The Company amortizes computer software using the straight-line method over its expected useful life, which is generally five years. Capitalized internally produced computer software costs, net of accumulated amortization, were $36,042,000 and $32,785,000 as of December 31, 1996 and 1995, respectively. Amortization related to capitalized internally produced software was $7,993,000 in 1996, $7,722,000 in 1995, $6,290,000 in 1994. Purchased software, net of accumulated amortization, was $15,289,000 and $10,170,000 as of December 31, 1996 and 1995,
respectively.

                                   Personnel
                                   ---------

As of December 31, 1996, the Company had a total of 5,420 full-time employees.

Item 2.  Properties.

The Company owns 116 acres of land in Chester County, Pennsylvania. The Company has constructed three buildings on this site; an information services center (81,000 square feet), which was put into service in 1979, and two office buildings with an aggregate of 431,000 square feet, the first of which was placed in service in 1981 and the second of which was placed in service in 1983. These office buildings serve as the Company's corporate headquarters. The unused portion of this land can be used for future expansion. In addition, the Company leases office space near the Company's corporate headquarters, which is utilized by certain corporate-based operations. The Company also leases office space in most major metropolitan areas in the United States for marketing, installation and support personnel. In Europe the Company owns office buildings in Spain and the United Kingdom and leases office space in various locations to support its operations. These properties are adequate for existing operations.

The Company also owns 241 acres of land in Chester County, Pennsylvania for possible future expansion.

As of December 31, 1996, the Company's Information Services Center, which is used primarily to process customer information and to support the Company's internal software development activity, contains one IBM 9672/RY4 CMOS processor, three IBM 9672/RX4 CMOS processors, and two 9021-982 IBM processors, all of which were obtained under operating leases. The Company's Information Services Center also includes related mainframe peripherals and network communications equipment that has been purchased or leased. These leases are generally contracted on a month-to-month basis or under long-term agreements with terms that range from one to five years.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

Listed below are the name, age as of December 31, 1996, position(s) with the Company and principal occupation(s) for the past five years of each of the current executive officers of the Company.


                                     Positions with Company and Principal
           Name             Age        Occupation(s) - Past Five Years
--------------------------  --- ---------------------------------------------
R. James Macaleer            62 Chairman of the Board since August 1995.
                                Prior to this, Mr. Macaleer served as
                                Chairman of the Board and Chief Executive
                                Officer since the Company's founding in 1969.

Marvin S. Cadwell            53 Director, President, and Chief Executive
                                Officer since August 1995.  Prior to this, Mr.
                                Cadwell served as Director, President, and
                                Chief Operating Officer, May 1995 - August
                                1995; President and Chief Operating Officer,
                                March 1995 - May 1995; Executive Vice
                                President and Chief Operating Officer of SMS
                                Europe, October 1993 - March 1995; Senior
                                Vice President, Managing Director, and Chief
                                Operating Officer of SMS Europe, March 1992 -
                                October 1993; and Vice President, Managing
                                Director, and Chief Operating Officer of SMS
                                Europe, September 1986 - March 1992.  Mr.
                                Cadwell originally joined the Company in 1975.

Michael B. Costello          53 Vice President of Administration and Corporate
                                Communications since January 1991.  Mr. Costello
                                originally joined the Company in 1979.

Edward J. Grady              44 Vice President, Controller, and Assistant
                                Treasurer since September 1996. Prior to this,
                                Mr. Grady served as Controller and Assistant
                                Treasurer, February 1993 - September 1996; and
                                Controller, May 1985 - February 1993. Mr. Grady
                                originally joined the Company in 1980.

James C. Kelly               57 Secretary since June 1990.  Mr. Kelly originally
                                joined the Company in 1972.

Terrence W. Kyle             46 Senior Vice President, Treasurer, and Assistant
                                Secretary since August 1996. Prior to this, Mr.
                                Kyle served as Vice President of Finance,
                                Treasurer, and Assistant Secretary, June 1990 -
                                August 1996. Mr. Kyle originally joined the
                                Company in 1976.



                                     Positions with Company and Principal
           Name             Age        Occupation(s) - Past Five Years
--------------------------  --- -----------------------------------------------
Francis W. Lavelle           47 Senior Vice President of U.S. Customer
                                Operations since December 1993. Prior to this,
                                Mr. Lavelle served as Vice President of New
                                Business Development, January 1991 - December
                                1993. Mr. Lavelle originally joined the Company
                                in 1988.

David F. Perri               47 Senior Vice President since August 1996. Prior
                                to this, Mr. Perri served as Vice President of
                                Technology Solutions, March 1995 - August 1996;
                                and Vice President of Technical Affairs, June
                                1990 - March 1995. Mr. Perri originally joined
                                the Company in 1980.

Guillermo N. Ramas, Sr.      51 Senior Vice President and President of SMS
                                International since August 1996. Prior to this,
                                Mr. Ramas served as Managing Director of SMS
                                Europe, October 1993 - August 1996; and General
                                Manager of Southern Europe, January 1992 -
                                October 1993. Mr. Ramas originally joined the
                                Company in 1987.

Bonnie L. Shuman             48 Vice President, General Counsel, and Assistant
                                Secretary since September 1996. Prior to this,
                                Ms. Shuman served as General Counsel and
                                Assistant Secretary, June 1990 -
                                September 1996. Ms. Shuman originally joined the
                                Company in 1983.

Matthew B. Townley           40 Senior Vice President since August 1996. Prior
                                to this, Mr. Townley served as Vice President of
                                Health Solutions, March 1995 - August 1996;
                                General Manager of the Company's Healthcare Data
                                Exchange and Physician Services Divisions,
                                February 1994 - March 1995; General Manager of
                                the Company's Physicians Services Division,
                                September 1992 - February 1994; and Regional
                                Manager of the Company's Northwest Region,
                                February 1991 - September 1992. Mr. Townley
                                originally joined the Company in 1982.

--------------------------------------------------------------------------------

In calculating the aggregate market value of voting stock held by non-affiliates as shown on the cover page of this Form 10-K Report, the Company has included all of its directors, and only its directors, as affiliates of the Company.
This is not an admission by the Company that any or all of its directors are in fact affiliates. The aggregate market value of voting stock held by non-affiliates was computed by using the average bid and asked prices of the stock as of February 28, 1997.

                                       9
                                    Part II

The following information contained in the Company's Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference:

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Page 23, Section titled Market Price and Dividends Declared Per Share - "1996" and "1995" columns and related footnote

Item 6.  Selected Financial Data.

Page 23, Section titled Summary of Consolidated Operations - "Revenues," "Net Income," and "Net Income Per Share" line items

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

Item 8.  Financial Statements and Supplementary Data.

Pages 24 through 34

Page 35, Report of Independent Public Accountants

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    Part III

The following information contained in the Company's definitive Proxy Statement to be mailed to stockholders on or about April 4, 1997 is incorporated herein by reference:

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

Section titled "Executive Compensation": subsections titled "Compensation Committee Interlocks and Insider Participation" and "Compensation Summaries"

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Section titled "Security Ownership"

Item 13.  Certain Relationships and Related Transactions.

Section titled "Executive Compensation": subsection titled "Compensation Committee Interlocks and Insider Participation"

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

    1. Financial Statements - the following consolidated financial statements included on pages 24 through 34 in the Company's Annual Report to Stockholders for the year ended December 31, 1996 are included in this report.

         .  Consolidated Balance Sheet as of December 31, 1996 and 1995
            (page 24)

         .  Consolidated Statement of Income for the years ended
            December 31, 1996, 1995, and 1994 (page 25)

         . Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995, and 1994 (page 26)

         . Consolidated Statement of Stockholders' Investment for the years ended December 31, 1996, 1995, and 1994 (page 27)

         . Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1995, and 1994 (pages 28 through 34)

         .  Report of Independent Public Accountants (page 35)

         . Selected Quarterly Financial Data (Unaudited) for the years ended December 31, 1996 and 1995 as reported in Note 9 to Consolidated Financial Statements (page 33)

    2. Financial Statement Schedules - the following Financial Statement Schedules required by Article 5 of Regulation S-X are included in this report:

         .  Report of Independent Public Accountants

         .  Schedule II - Valuation and Qualifying Accounts

         . Schedules omitted - the following schedules are omitted since they are not required, or not applicable: I, III, IV, and V

    3.   The following exhibits are included in this report:

         No.                              Description
         ---- -----------------------------------------------------------------

         (3)  Articles of Incorporation and By-Laws -

              Certificate of Amendment of Certificate of Incorporation dated June 19, 1992 (filed as Exhibit (4) to the Company's Form 10-Q Report for the quarter ended June 30, 1992)*, By-laws as amended through August 10, 1995 (filed as Exhibit (3) to the Company's Form 10-Q Report for the quarter ended September 30, 1995)*

         (4) Instruments defining the rights of security holders, including indentures -

              Rights Agreement dated as of May 1, 1991, between the Registrant and Pittsburgh National Bank, as Rights Agent

        (10)  Material Contracts -

              Deferred compensation agreements:**

                 R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

                 James C. Kelly (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

                 Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended
                 September 30, 1995)*

              Performance bonus plans - 1996:**

                 R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30, 1996)*

                 Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30, 1996)*

                 Form of performance bonus plan (filed as Exhibit (10.4) to the Company's Form 10-Q Report for the quarter ended September 30,
                 1996)*:

                     Terrence W. Kyle

                     Francis W. Lavelle

*Previously filed as indicated and incorporated herein by reference. **May be deemed a management contract or compensatory arrangement.

                              13
No.                            Description
---- ----------------------------------------------------------------

           David F. Perri

           Guillermo N. Ramas, Sr.

           Matthew B. Townley

     Performance bonus plans - 1995:**

        R. James Macaleer (filed as Exhibit (10) to the Company's
        Form 10-K Report for the year ended December 31, 1994)*

        Marvin S. Cadwell (filed as Exhibit (10) to the Company's
        Form 10-K Report for the year ended December 31, 1994)*

        Francis W. Lavelle (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended September 30, 1995)*

        David F. Perri (filed as Exhibit (10) to the Company's
        Form 10-K Report for the year ended December 31, 1995)*

        Matthew B. Townley (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

     Insurance agreement:**

        R. James Macaleer (filed as Exhibit (10) to the Company's
        Form 10-K Report for the year ended December 31, 1995)*

     Employment agreements:**

        Marvin S. Cadwell

        Form of executive employment agreement (filed as Exhibit (10.2) to the Company's Form 10-Q Report for the quarter ended September 30, 1996)*:

           Terrence W. Kyle

           Francis W. Lavelle

           David F. Perri

           Guillermo N. Ramas, Sr.

           Matthew B. Townley


*Previously filed as indicated and incorporated herein by reference. **May be deemed a management contract or compensatory arrangement.

                                   14
     No.                            Description
     ---- ------------------------------------------------------------


              Form of senior management employment agreement (filed as Exhibit (10.3) to the Company's Form 10-Q Report for the quarter ended September 30, 1996)*:

                 Michael B. Costello

                 Edward J. Grady

                 Bonnie L. Shuman

          Stock Option Plan:**

             1987 Non-Qualified Stock Option Plan for Non-Employee Directors (filed as Exhibit (10) to the Company's Form
             10-K Report for the year ended December 31, 1993)*

     (13) Annual Report to Stockholders for the year ended December 31, 1996***

     (21) Subsidiaries of the Registrant

     (23) Consent of Independent Public Accountants

     (27) Financial Data Schedule


(b) No reports on Form 8-K were filed during the three month period ended December 31, 1996.









*Previously filed as indicated and incorporated herein by reference.

**May be deemed a management contract or compensatory arrangement.

***With the exception of the material specifically incorporated by reference in
Part I and Part II of this Form 10-K, the Annual Report to Stockholders for the year ended December 31, 1996 is not to be deemed "filed" as part of this Form 10-K.

                                       15
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARED MEDICAL SYSTEMS CORPORATION


By:    /S/ R. James Macaleer                      Date:  March 28, 1997
     -----------------------------------------           ----------------
     R. James Macaleer - Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /S/ R. James Macaleer                      Date:  March 28, 1997
     -----------------------------------------           ----------------
     R. James Macaleer - Chairman of the Board


By:    /S/ Marvin S. Cadwell                      Date:  March 28, 1997
     -----------------------------------------           ----------------
     Marvin S. Cadwell - Director, President,
     and Chief Executive Officer


By:    /S/ Raymond K. Denworth, Jr.               Date:  March 28, 1997
     -----------------------------------------           ----------------
     Raymond K. Denworth, Jr. - Director


By:    /S/ Frederick W. DeTurk                    Date:  March 28, 1997
     -----------------------------------------           ----------------
     Frederick W. DeTurk - Director


By:    /S/ Josh S. Weston                         Date:  March 28, 1997
     -----------------------------------------           ----------------
     Josh S. Weston - Director


By:    /S/ Jeffrey S. Rubin                       Date:  March 28, 1997
     -----------------------------------------           ----------------
     Jeffrey S. Rubin - Director


By:    /S/ Gail R. Wilensky                       Date:  March 28, 1997
     -----------------------------------------           ----------------
     Gail R. Wilensky - Director


By:    /S/ Terrence W. Kyle                       Date:  March 28, 1997
     -----------------------------------------           ----------------
     Terrence W. Kyle - Senior Vice President,
     Treasurer, and Assistant Secretary


By:    /S/ Edward J. Grady                        Date:  March 28, 1997
     -----------------------------------------           ----------------
     Edward J. Grady - Vice President,
     Controller, and Assistant Treasurer

                              ARTHUR ANDERSEN LLP

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To Shared Medical Systems Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Shared Medical Systems Corporation's 1996 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 1997 (except with respect to the matter discussed in Note 10, as to which the date is February 28, 1997). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                         /S/ Arthur Andersen LLP

Philadelphia, PA
 February 10, 1997

                                                 17
SCHEDULE II

                                    SHARED MEDICAL SYSTEMS CORPORATION
                                     VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                           -----------------------------------------------------
                                    Balance                                                     Balance
                                  Beginning of       Charges to             Additions/           End of
                                      Year            Expenses             (Deductions)           Year
                                  ------------     ------------         ------------------    ------------
Reserve for Doubtful Accounts:

  December 31, 1996               $  4,847,000       $1,900,000         $     (153,000)(1)    $  6,594,000
                                  ============     ============         ==============        ============
  December 31, 1995               $  5,317,000       $  820,000         $   (1,290,000)(1)    $  4,847,000
                                  ============     ============         ==============        ============
  December 31, 1994               $  4,279,000       $  818,000         $      220,000 (2)    $  5,317,000
                                  ============     ============         ==============        ============



(1)Write-offs of uncollectible accounts

(2)Write-offs of uncollectible accounts offset by additions resulting from the Company's acquisition of GTE Health Systems Incorporated on September 30, 1995.

                               Exhibit Index

 No.                            Description
----        --------------------------------------------------------------------
(3)         Articles of Incorporation and By-Laws -

            Certificate of Amendment of Certificate of Incorporation dated June 19, 1992 (filed as Exhibit (4) to the Company's Form 10-Q Report for the quarter ended June 30, 1992)*, By-laws as amended through August 10, 1995 (filed as Exhibit (3) to the Company's Form 10-Q Report for the quarter ended September 30, 1995)*

(4) Instruments defining the rights of security holders, including indentures -

            Rights Agreement dated as of May 1, 1991, between the Registrant and Pittsburgh National Bank, as Rights Agent

(10)        Material Contracts -

            Deferred compensation agreements:**

               R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

               James C. Kelly (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

               Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended September 30, 1995)*

            Performance bonus plans - 1996:**

               R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30, 1996)*

               Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30, 1996)*

               Form of performance bonus plan (filed as Exhibit (10.4) to the Company's Form 10-Q Report for the quarter ended
               September 30, 1996)*:

                   Terrence W. Kyle

                   Francis W. Lavelle

                   David F. Perri

*Previously filed as indicated and incorporated herein by reference. **May be deemed a management contract or compensatory arrangement.

                                 Exhibit Index

No.                               Description
----        --------------------------------------------------------------------


                   Guillermo N. Ramas, Sr.

                   Matthew B. Townley

            Performance bonus plans - 1995:**

               R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1994)*

               Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1994)*

               Francis W. Lavelle (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended September 30, 1995)*

               David F. Perri (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

               Matthew B. Townley (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

            Insurance agreement:**

               R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

            Employment agreements:**

               Marvin S. Cadwell

               Form of executive employment agreement (filed as Exhibit (10.2) to the Company's Form 10-Q Report for the quarter ended September 30, 1996)*:

                   Terrence W. Kyle

                   Francis W. Lavelle

                   David F. Perri

                   Guillermo N. Ramas, Sr.

                   Matthew B. Townley



*Previously filed as indicated and incorporated herein by reference. **May be deemed a management contract or compensatory arrangement.

                                 Exhibit Index

 No.                              Description
----        --------------------------------------------------------------------


              Form of senior management employment agreement (filed as Exhibit (10.3) to the Company's Form 10-Q Report for the quarter ended September 30, 1996)*:

                  Michael B. Costello

                  Edward J. Grady

                  Bonnie L. Shuman

            Stock Option Plan:**

              1987 Non-Qualified Stock Option Plan for Non-Employee Directors (filed as Exhibit (10) to the Company's Form
              10-K Report for the year ended December 31, 1993)*

(13)        Annual Report to Stockholders for the year ended
            December 31, 1996***

(21)        Subsidiaries of the Registrant

(23)        Consent of Independent Public Accountants

(27)        Financial Data Schedule











*Previously filed as indicated and incorporated herein by reference.

**May be deemed a management contract or compensatory arrangement.

***With the exception of the material specifically incorporated by reference in
Part I and Part II of this Form 10-K, the Annual Report to Stockholders for the year ended December 31, 1996 is not to be deemed "filed" as part of this Form 10-K.