Form 10-Q
period 1997-03-31
SHARED MEDICAL SYSTEMS CORP
filed 1997-05-15
CIK 89415

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the transition period from             to
                                           -----------    -----------

Commission file number 0-7416


                       SHARED MEDICAL SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                       23-1704148
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


      51 Valley Stream Parkway
        Malvern, Pennsylvania                           19355
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
Yes  X   No
   -----   ------


On April 30, 1997, there were 24,875,628 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      SHARED MEDICAL SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                            (Amounts in thousands)

                                                      March 31   December 31
                                                        1997        1996*
                                                     ----------  -----------
                                                          (unaudited)
ASSETS
Current Assets:
 Cash and short-term investments...................    $ 10,838     $ 40,286
 Accounts receivable, net..........................     226,798      212,061
 Prepaid expenses and other current assets.........      33,758       24,980
                                                     ----------  -----------
   Total Current Assets............................     271,394      277,327
Property and Equipment, net........................      98,174      102,532
Computer Software, net.............................      52,895       51,331
Other Assets.......................................      71,839       76,288
                                                     ----------  -----------
                                                       $494,302     $507,478
                                                     ==========  ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Notes payable.....................................    $ 23,319     $ 21,941
 Current portion of long-term debt and
  capital leases...................................       2,704        4,144
 Dividends payable.................................       5,221        4,944
 Accounts payable..................................      21,591       27,042
 Accrued expenses..................................      43,144       56,323
 Current deferred revenues.........................      35,336       42,422
 Accrued and current deferred income taxes.........      19,715       14,862
                                                     ----------  -----------
   Total Current Liabilities.......................     151,030      171,678
                                                     ----------  -----------
Deferred Revenues..................................       9,175        9,048
                                                     ----------  -----------
Long-Term Debt and Capital Leases..................      14,342       15,361
                                                     ----------  -----------
Deferred Income Taxes..............................      27,054       26,054
                                                     ----------  -----------
Commitments
Stockholders' Investment:
  Preferred stock, par value $.10;
   authorized 1,000,000 shares; none issued........        -            -
  Common stock, par value $.01; authorized
   60,000,000 shares; 28,922,704 shares issued in
   1997 and 28,835,333 in 1996.....................         289          288
  Paid-in capital..................................      51,125       48,721
  Retained earnings................................     304,790      295,915
  Common stock in treasury, at cost, 4,060,330
   shares in 1997 and 4,035,101 in 1996............     (55,789)     (55,782)
  Cumulative translation adjustment................      (7,714)      (3,805)
                                                     ----------  -----------
   Total Stockholders' Investment..................     292,701      285,337
                                                     ----------  -----------
                                                       $494,302     $507,478
                                                     ==========  ===========

* Restated to reflect the acquisition of American Healthware Systems, Inc. in February 1997, which was accounted for as a pooling of interests.

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                      -----------------------------------
                       (Amounts in thousands, except for
                              per share amounts)


                                                  Three Months Ended
                                                       March 31
                                              --------------------------
                                                 1997            1996*
                                              ----------      ----------
                                                      (unaudited)
Revenues:
 Service and system fees....................    $183,980        $162,224
 Hardware sales.............................      25,899          10,870
                                              ----------      ----------

                                                 209,879         173,094
                                              ----------      ----------

Cost and Expenses:
 Operating and development..................      87,920          76,983
 Marketing and installation.................      59,084          53,258
 General and administrative.................      17,109          14,703
 Cost of hardware sales.....................      22,345           9,444
 Interest...................................         685             804
                                              ----------      ----------

                                                 187,143         155,192
                                              ----------      ----------

Income Before Income Taxes..................      22,736          17,902

Provision for Income Taxes..................       8,640           6,734
                                              ----------      ----------

Net Income..................................    $ 14,096        $ 11,168
                                              ==========      ==========

Net Income Per Common Share.................        $.56            $.44
                                              ==========      ==========

Number of shares used to compute per share
 amounts....................................      25,368          25,340
                                              ==========      ==========

Dividends Declared Per Common Share.........        $.21            $.21
                                              ==========      ==========


* Restated to reflect the acquisition of American Healthware Systems, Inc. in February 1997, which was accounted for as a pooling of interests.

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                            (Amounts in thousands)

                                                       Three Months Ended
                                                            March 31
                                                    -----------------------
                                                      1997          1996*
                                                    ---------    ----------
                                                           (unaudited)
Cash Flows from Operating Activities:
 Net Income......................................    $ 14,096      $ 11,168
 Adjustments to reconcile net income to net
  cash used for operating activities -
    Depreciation and amortization................       9,527         9,369
    Asset (increase) decrease -
      Accounts receivable........................     (11,269)       (5,740)
      Prepaid expenses and other current assets..      (8,777)       (1,852)
      Other assets...............................          98         1,387
    Liability increase (decrease) -
      Accounts payable and accrued expenses......     (18,630)      (25,049)
      Accrued and current deferred income taxes..       4,853           851
      Deferred revenues..........................      (6,959)       (4,599)
      Deferred income taxes......................       1,000           532
    Other........................................      (1,991)         (452)
                                                    ---------    ----------

      Net cash used for operating activities.....     (18,052)      (14,385)
                                                    ---------    ----------

Cash Flows from Investing Activities:
 Property and equipment additions................      (3,498)       (4,111)
 Investment in computer software.................      (4,269)       (3,493)
 Dispositions of equipment.......................         -             205
                                                    ---------    ----------

      Net cash used for investing activities.....      (7,767)       (7,399)
                                                    ---------    ----------

Cash Flows from Financing Activities:
 Dividends paid..................................      (4,944)       (4,885)
 Exercise of stock options.......................       2,404         4,195
 Increase in notes payable.......................       1,378        16,931
 Payments of long-term debt and capital
  lease obligations..............................      (2,460)       (1,191)
 Change in treasury stock........................          (7)         (313)
                                                    ---------    ----------

      Net cash (used for) provided by
       financing activities......................      (3,629)       14,737
                                                    ---------    ----------

Net Decrease in Cash and Short-Term Investments..     (29,448)       (7,047)
Cash and Short-Term Investments, Beginning
 of Period.......................................      40,286        25,473
                                                    ---------    ----------

Cash and Short-Term Investments, End of Period...    $ 10,838      $ 18,426
                                                    =========    ==========


* Restated to reflect the acquisition of American Healthware Systems, Inc. in February 1997, which was accounted for as a pooling of interests.


The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Notes to Consolidated Financial Statements - March 31, 1997 (unaudited):

1.  Basis of Presentation:

    The information furnished in this Form 10-Q reflects all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial statements contained herein.

    Prior period financial statements have been restated to reflect the Company's business combination with American Healthware Systems, Inc. (AHS), which was completed on February 28, 1997 and accounted for as a pooling of interests.

2.  Business Combination:

    On February 28, 1997, the Company completed a merger with AHS, a provider of financial information systems and facilities management services to health organizations in New York State. Under the terms of the merger agreement, the Company issued 1,255,325 shares of the Company's common stock in exchange for all outstanding shares of AHS. This transaction was accounted for as a pooling of interests. AHS is currently operating as a wholly owned subsidiary of the Company.

    Separate operating results for Shared Medical Systems Corporation (SMS) and AHS for the three months ended March 31, 1996 are as follows (amounts in thousands):

                            Three Months Ended
                               March 31, 1996
                           --------------------
                                (unaudited)
    Revenues:
    SMS.................             $170,352
    AHS.................                2,742
                           ------------------
                                     $173,094
                           ==================


    Net Income:
    SMS.................              $10,803
    AHS.................                  365
                           ------------------
                                      $11,168
                           ==================

3.  Accounts Receivable:

    At March 31, 1997 and December 31, 1996, the Company's trade accounts receivable were reduced by allowances for doubtful accounts of $8,476,000 and $8,094,000, respectively.

4.  Property and Equipment:

    The major classes of property and equipment at March 31, 1997 and December 31, 1996 were as follows (amounts in thousands):

                                      March 31  December 31
                                        1997       1996
                                      --------  -----------
                                           (unaudited)
    Land and land improvements......  $ 11,603     $ 11,630
    Buildings.......................    61,982       61,993
    Equipment.......................   182,245      181,786
                                      --------  -----------
                                       255,830      255,409
     Less accumulated depreciation
      and amortization..............   157,656      152,877
                                      --------  -----------
                                      $ 98,174     $102,532
                                      ========  ===========

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

5.  Computer Software:

    The accumulated amortization for capitalized internally produced computer software and purchased software at March 31, 1997 and December 31, 1996 was $58,253,000 and $55,016,000, respectively.

6.  Net Income Per Common Share:

    In February 1997, the Financial Accounting Standards Board issued Statement 128 (FAS 128), Earnings Per Share (EPS). This statement is effective for both interim and annual financial statements for periods ending after December 15, 1997. FAS 128 replaces primary and fully diluted EPS as required by Accounting Principles Opinion No. 15 (APB 15) with basic and diluted EPS, respectively. Under the terms of this statement, basic EPS is calculated using the weighted average shares of common stock outstanding during the applicable period, and diluted EPS is calculated using the weighted average shares of common stock outstanding during the applicable period and the effects of any potentially dilutive securities such as stock options. The Company expects that basic EPS will be approximately 2-3% greater than EPS as previously reported and that diluted EPS will be equal to EPS as previously reported by the Company under APB 15.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition
---------------------------------------

The Company's financial condition has remained strong throughout the three months ended March 31, 1997. Management is not aware of any potential material impairments to, or material changes in, the Company's current financial position.

The most significant requirements for funds now anticipated are for purchases of equipment and payment of cash dividends. The Company plans to fund anticipated expenditures primarily through internally generated funds supplemented from time to time by bank borrowings.

At March 31, 1997, the Company had lines of credit with banks of approximately $75,876,000, generally at their prime interest rates. At March 31, 1997, approximately $52,557,000 of these lines of credit were unused.

Material Changes in Results of Operations
-----------------------------------------

Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996.

  Revenues
  --------

     Service and system fees revenues were $183,980,000, an increase of 13.4% compared to the first quarter of 1996. This increase was primarily due to higher levels of professional services and system fees. The higher level of professional services was generally attributable to facilities management, system installations and support, and consulting fees. The increase in system fees was due to the installation of systems to new and existing customers, and the sale of add-on systems during the current quarter.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

     Hardware sales revenues increased to $25,899,000 for the first quarter of 1997 from $10,870,000 in the first quarter of 1996, primarily due to the installation of IBM mainframe systems to new and existing customers that process the Company's INVISION product at their site.

 Cost and Expenses
 -----------------

     Operating and development expenses increased to 47.8% of service and system fees revenues in the first quarter of 1997 from 47.5% for the first quarter 1996. This change was primarily due to increased personnel and related costs to support the higher levels of professional services provided to customers.

     Marketing and installation expenses decreased to 32.1% of service and system fees revenues in the first quarter of 1997 from 32.8% in the first quarter of 1996, primarily due to a slower rate of growth for personnel and related costs as compared to the growth in service and system fees revenues, partially offset by increased costs for certain customer-related expenses caused by higher levels of system installations provided to customers.

     General and administrative expenses, as a percentage of service and systems fees revenues, increased to 9.3% in the first quarter of 1997 from 9.1% in the first quarter of 1996. This change was primarily attributable to costs associated with the Company's business combination with American Healthware Systems, Inc., partially offset by a slower rate of growth for personnel and related costs to support the business when compared to the growth in service and system fees revenues.

     Cost of hardware sales decreased to 86.3% of hardware sales revenues in the first quarter of 1997 from 86.9% in the first quarter of 1996. This change was primarily due to the different product mixes of systems installed in each quarter.

     Interest expense was $685,000 in the quarter ended March 31, 1997 compared to $804,000 in the same period in 1996. This change was generally attributable to a lower level of average outstanding borrowings during the current period.

  Provision for Income Taxes
  --------------------------

     Income taxes increased $1,906,000 in the quarter ended March 31, 1997 when compared to the same period in 1996. This change was primarily due to an increase of $4,834,000 in income before income taxes. The Company's effective tax rate for federal, state and foreign income taxes was 38.0% in the first quarter of 1997 and 37.6% in the first quarter of 1996. The increase in the effective tax rate was primarily due to the change in the tax status of AHS from an "S" Corporation, which is not subject to federal income taxes, to a "C" Corporation upon its merger with the Company.

 Net Income
 ----------

     Net income was $14,096,000 in the quarter ended March 31, 1997 compared to $11,168,000 in the quarter ended March 31, 1996 for the reasons discussed above.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities

On February 28, 1997 the Company issued 1,255,325 shares of its Common Stock to the two former shareholders of American Healthware Systems, Inc. (AHS) in exchange for all of the outstanding shares of AHS, in a transaction exempt under
Section 4(2) and Regulation D of the Securities Act of 1933, as amended. On March 20, 1997 the Company filed a registration statement on Form S-3 registering for resale the shares of its Common Stock issued in connection with the business combination with AHS. Such registration statement was declared effective by the Securities and Exchange Commission on April 10, 1997. A post-effective amendment to the registration statement was filed April 30, 1997 and was declared effective on May 7, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

 (a)   The following exhibits are included in this report:

       No.                        Description
       ----  -----------------------------------------------------------

       (27)  Financial Data Schedules:

                 For the Three Months Ended March 31, 1997

                 Restated for the Year Ended December 31, 1996

                 Restated for the Nine Months Ended September 30, 1996

                 Restated for the Six Months Ended June 30, 1996

                 Restated for the Three Months Ended March 31, 1996

                 Restated for the Year Ended December 31, 1995

                 Restated for the Nine Months Ended September 30, 1995

                 Restated for the Six Months Ended June 30, 1995

                 Restated for the Three Months Ended March 31, 1995

                 Restated for the Year Ended December 31, 1994


 (b) No reports on Form 8-K were filed during the three-month period ended March 31, 1997.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SHARED MEDICAL SYSTEMS CORPORATION
                                ----------------------------------
                                Registrant



May 15, 1997                    /S/Terrence W. Kyle
------------                    -------------------------------------------
   Date                         Terrence W. Kyle
                                Senior Vice President, Treasurer,
                                and Assistant Secretary,
                                Principal Financial Officer and
                                Duly Authorized Officer

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

                                 Exhibit Index


    No.                         Description
    ---   ------------------------------------------------------------

    (27)  Financial Data Schedules:

              For the Three Months Ended March 31, 1997

              Restated for the Year Ended December 31, 1996

              Restated for the Nine Months Ended September 30, 1996

              Restated for the Six Months Ended June 30, 1996

              Restated for the Three Months Ended March 31, 1996

              Restated for the Year Ended December 31, 1995

              Restated for the Nine Months Ended September 30, 1995

              Restated for the Six Months Ended June 30, 1995

              Restated for the Three Months Ended March 31, 1995

              Restated for the Year Ended December 31, 1994