Form 10-Q
period 1997-06-30
SHARED MEDICAL SYSTEMS CORP
filed 1997-08-14
CIK 89415

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to___________


Commission file number 0-7416


                      SHARED MEDICAL SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)

                Delaware                                  23-1704148
       (State or other jurisdiction          (I.R.S.Employer Identification No.)
     of incorporation or organization)

          51 Valley Stream Parkway
           Malvern, Pennsylvania                              19355
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
Yes [X]  No
   -----   ------


On July 31, 1997, there were 24,950,741 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      SHARED MEDICAL SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                            (Amounts in thousands)

                                                        June 30       December  31
                                                         1997             1996*
                                                     ------------     ------------
                                                             (unaudited)
ASSETS
Current Assets:
 Cash and short-term investments..................       $ 25,811        $ 40,286
 Accounts receivable, net.........................        227,830         212,061
 Prepaid expenses and other current assets........         26,091          24,980
                                                     ------------    ------------
   Total Current Assets...........................        279,732         277,327
Property and Equipment, net.......................        102,104         102,532
Computer Software, net............................         56,086          51,331
Other Assets......................................         85,547          76,288
                                                     ------------    ------------
                                                         $523,469        $507,478
                                                     ============    ============
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Notes payable....................................       $ 44,446        $ 21,941
 Current portion of long-term debt and
  capital leases..................................          3,432           4,144
 Dividends payable................................          5,233           4,944
 Accounts payable.................................         15,851          27,042
 Accrued expenses.................................         41,341          56,323
 Current deferred revenues........................         31,354          42,422
 Accrued and current deferred income taxes........         21,857          14,862
                                                     ------------    ------------
   Total Current Liabilities......................        163,514         171,678
                                                     ------------    ------------
Deferred Revenues.................................         11,002           9,048
                                                     ------------    ------------
Long-Term Debt and Capital Leases.................         17,579          15,361
                                                     ------------    ------------
Deferred Income Taxes.............................         28,025          26,054
                                                     ------------    ------------
Commitments
Stockholders' Investment:
  Preferred stock, par value $.10;
   authorized 1,000,000 shares; none issued.......         -                 -
  Common stock, par value $.01; authorized
   120,000,000 shares in 1997 and 60,000,000 in
   1996; 28,982,288 shares issued in 1997 and
   28,835,333 in 1996.............................            290             288
  Paid-in capital.................................         52,898          48,721
  Retained earnings...............................        314,075         295,915
  Common stock in treasury, at cost, 4,060,637
   shares in 1997 and 4,035,101 in 1996...........        (55,792)        (55,782)
  Cumulative translation adjustment...............         (8,122)         (3,805)
                                                     ------------    ------------
   Total Stockholders' Investment.................        303,349         285,337
                                                     ------------    ------------
                                                         $523,469        $507,478
                                                     ============    ============

* Restated to reflect the acquisition of American Healthware Systems, Inc. in February 1997, which was accounted for as a pooling of interests.

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                      -----------------------------------
              (Amounts in thousands except for per share amounts)

                              Three Months Ended     Six Months Ended
                                     June 30              June 30
                             --------------------  --------------------
                                 1997      1996*      1997      1996*
                             --------------------  --------------------
                                   (unaudited)          (unaudited)
Revenues:
 Service and system fees.....  $185,372  $167,300   $369,352   $329,524
 Hardware sales..............    28,022    26,422     53,921     37,292
                             --------------------  --------------------


                                213,394   193,722    423,273    366,816
                             --------------------  --------------------

Cost and Expenses:
 Operating and development...    88,074    80,557    175,994    157,540
 Marketing and installation..    61,086    55,283    120,170    108,541
 General and administrative..    15,527    15,399     32,636     30,102
 Cost of hardware sales......    24,190    22,651     46,535     32,095
 Interest....................     1,097       907      1,782      1,711
                             --------------------  --------------------

                                189,974   174,797    377,117    329,989
                             --------------------  --------------------

Income Before Income Taxes...    23,420    18,925     46,156     36,827

Provision for Income Taxes...     8,899     7,096     17,539     13,830
                             --------------------  --------------------


Net Income...................  $ 14,521  $ 11,829   $ 28,617   $ 22,997
                             ====================  ====================

Net Income Per Common Share..      $.57      $.46      $1.13       $.91
                             ====================  ====================

Number of shares used to
 compute per share amounts...    25,342    25,464     25,355     25,402
                             ====================  ====================

Dividends Declared
 Per Common Share............      $.21      $.21       $.42       $.42
                             ====================  ====================




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

                      SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                            (Amounts in thousands)

                                                       Six Months Ended
                                                            June 30
                                                   --------------------------
                                                      1997           1996*
                                                   -----------    -----------
                                                          (unaudited)
Cash Flows from Operating Activities:
 Net Income......................................     $ 28,617      $ 22,997
 Adjustments to reconcile net income to net
  cash used for operating activities -
    Depreciation and amortization................       18,962        18,672
    Asset (increase) decrease -
      Accounts receivable........................      (15,769)      (21,099)
      Prepaid expenses and other current assets..       (1,111)          526
      Other assets...............................      (10,643)        2,280
    Liability increase (decrease) -
      Accounts payable and accrued expenses......      (26,173)      (20,890)
      Accrued and current deferred income taxes..        6,995        (1,226)
      Deferred revenues..........................       (9,115)         (733)
      Deferred income taxes......................        1,971         1,281
    Other........................................       (2,110)       (1,934)
                                                   -----------    ----------

      Net cash used for operating activities.....       (8,376)         (126)
                                                   -----------    ----------

Cash Flows from Investing Activities:
 Property and equipment additions................      (10,075)      (13,704)
 Investment in computer software.................      (10,119)       (7,952)
 Dispositions of equipment.......................        1,098           221
                                                   -----------    ----------

      Net cash used for investing activities.....      (19,096)      (21,435)
                                                   -----------    ----------

Cash Flows from Financing Activities:
 Dividends paid..................................      (10,168)      (10,955)
 Exercise of stock options.......................        4,178         7,032
 Increase in notes payable.......................       22,505        20,269
 Payments of long-term debt and capital
  lease obligations..............................       (3,509)       (2,157)
 Change in treasury stock........................           (9)         (374)
                                                   -----------    ----------

      Net cash provided by financing activities..       12,997        13,815
                                                   -----------    ----------

Net Decrease in Cash and Short-Term Investments..      (14,475)       (7,746)
Cash and Short-Term Investments, Beginning
 of Period.......................................       40,286        25,473
                                                   -----------    ----------

Cash and Short-Term Investments, End of Period...     $ 25,811      $ 17,727
                                                   ===========    ==========




* Restated to reflect the acquisition of American Healthware Systems, Inc. in February 1997, which was accounted for as a pooling of interests.

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Notes to Consolidated Financial Statements - June 30, 1997 (unaudited):

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

    Separate operating results for Shared Medical Systems Corporation (SMS) and AHS for the quarter and six months ended June 30, 1996 were as follows (amounts in thousands):

                                       Three Months        Six Months
                                           Ended              Ended
                                       June 30, 1996      June 30, 1996
                                     ---------------    ---------------
                                      (unaudited)         (unaudited)
       Revenues:
        SMS.........................        $190,966           $361,318
        AHS.........................           2,756              5,498
                                     ---------------    ---------------
                                            $193,722           $366,816
                                     ===============    ===============


       Net Income:
        SMS.........................        $ 11,383           $ 22,186
        AHS.........................             446                811
                                     ---------------    ---------------
                                            $ 11,829           $ 22,997
                                     ===============    ===============

3. Accounts Receivable:

    At June 30, 1997 and December 31, 1996, the Company's trade accounts receivable were reduced by allowances for doubtful accounts of $8,467,000 and $8,094,000, respectively.

4. Property and Equipment:

    The major classes of property and equipment at June 30, 1997 and December 31, 1996 were as follows (amounts in thousands):

                                    June 30    December 31
                                     1997          1996
                                  -----------  -----------
                                  (unaudited)  (unaudited)
Land and land improvements......     $ 11,603     $ 11,630
Buildings.......................       62,478       61,993
Equipment.......................      181,786      181,786
                                  -----------  -----------
                                      255,867      255,409
  Less accumulated depreciation
   and amortization.............      153,763      152,877
                                  -----------  -----------
                                     $102,104     $102,532
                                  ===========  ===========

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

5. Computer Software:

    The accumulated amortization for capitalized internally produced computer software and purchased software at June 30, 1997 and December 31, 1996 was $60,879,000 and $55,016,000, respectively.

6. Net Income Per Common Share:

    In February 1997, the Financial Accounting Standards Board issued Statement 128 (FAS 128), Earnings Per Share (EPS). This statement is effective for both interim and annual financial statements for periods ending after December 15, 1997. FAS 128 replaces primary and fully diluted EPS as required by Accounting Principles Opinion No. 15 (APB 15) with basic and diluted EPS, respectively. Under the terms of this statement for the applicable period, basic EPS is calculated using the weighted average shares of common stock outstanding, and diluted EPS is calculated using the weighted average shares of common stock outstanding and the effects of any potentially dilutive securities such as stock options. The Company expects that basic EPS will be approximately 2-3% greater than EPS as previously reported and that diluted EPS will be equal to EPS as previously reported by the Company under APB 15.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition
---------------------------------------

The Company's financial condition has remained strong throughout the six months ended June 30, 1997. Management is not aware of any potential material impairments to, or material changes in, the Company's current financial position.

The most significant requirements for funds now anticipated are for purchases of equipment and payment of cash dividends. The Company plans to fund anticipated expenditures primarily through internally generated funds supplemented from time to time by bank borrowings.

At June 30, 1997, the Company had lines of credit with banks of approximately $76,154,000, generally at their prime interest rates. At June 30, 1997, approximately $31,708,000 of these lines of credit were unused.

Material Changes in Results of Operations
-----------------------------------------

Three Months Ended June 30, 1997 Compared to the Three Months Ended
June 30, 1996.

  Revenues
  --------

     Service and system fees revenues were $185,372,000, an increase of 10.8% compared to the second quarter of 1996. This increase was primarily due to higher levels of system fees and system processing fees. The higher level of system fees was due to the installation of systems to new and existing customers during the current quarter. The increase in system processing fees was primarily due to the higher level of customer applications processed at the Company's Information Services Center.

     Hardware sales revenues increased to $28,022,000 for the second quarter of 1997 from $26,422,000 in the second quarter of 1996, primarily due to changes in the timing and product mix of systems installed.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

  Cost and Expenses
  -----------------

     Operating and development expenses decreased to 47.5% of service and system fees revenues in the second quarter of 1997 from 48.2% for the second quarter 1996. This change was primarily due to a lower rate of growth, as compared to the growth in service and system fees revenues, for certain customer-related expenses and computer hardware and associated costs at the Company's Information Services Center, partially offset by a higher rate of personnel and related costs to support professional services provided to customers.

     Marketing and installation expenses remained at 33.0% of service and system fees revenues in the second quarter of 1997 compared to the second quarter of 1996.

     General and administrative expenses, as a percentage of service and systems fees revenues, decreased to 8.4% in the second quarter of 1997 from 9.2% in the second quarter of 1996, primarily due to the Company's continuing efforts to leverage administrative costs over an increasing revenue base.

     Cost of hardware sales increased to 86.3% of hardware sales revenues in the second quarter of 1997 from 85.7% in the second quarter of 1996. This change was primarily due to the different product mixes of systems installed in each quarter.

     Interest expense was $1,097,000 in the quarter ended June 30, 1997 compared to $907,000 in the same period in 1996. This change was generally attributable to a higher level of average outstanding short-term borrowings during the current period.

 Provision for Income Taxes
  --------------------------

     Income taxes increased $1,803,000 in the quarter ended June 30, 1997 when compared to the same period in 1996. This change was primarily due to an increase of $4,495,000 in income before income taxes. The Company's effective tax rate for federal, state and foreign income taxes was 38.0% in the second quarter of 1997 and 37.5% in the second quarter of 1996. The increase in the effective tax rate was primarily due to the change in the tax status of AHS from an "S" Corporation, which is not subject to federal income taxes, to a "C" Corporation upon its merger with the Company.

  Net Income
  ----------

     Net income was $14,521,000 in the quarter ended June 30, 1997 compared to $11,829,000 in the quarter ended June 30, 1996 for the reasons discussed above.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996.

  Revenues
  --------

     Service and system fees revenues were $369,352,000, an increase of 12.1% compared to the same period in 1996. This increase was primarily due to higher levels of system fees, professional services, and system processing fees. The higher level of system fees was due to the installation of systems to new and existing customers in the first two quarters of 1997. The higher level of professional services was generally attributable to facilities management, system support, and consulting fees. The increase in system processing fees was primarily due to the higher level of customer applications processed at the Company's Information Services Center.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

     Hardware sales revenues increased to $53,921,000 for the six months ended June 30, 1997 from $37,292,000 for the same period in 1996, primarily due to the installation of IBM mainframe systems to new and existing customers that process the Company's INVISION product at their site.

  Cost and Expenses
  -----------------

     Operating and development expenses decreased to 47.6% of service and system fees revenues in the first two quarters of 1997 from 47.8% in the first two quarters of 1996. This change was primarily due to a lower rate of growth, as compared to the growth in service and system fees revenues, for certain customer-related expenses and computer hardware and associated costs at the Company's Information Services Center, partially offset by a higher rate of personnel and related costs to support professional services provided to customers.

     Marketing and installation expenses decreased to 32.5% of service and system fees in the first two quarters of 1997 from 32.9% in the first two quarters of 1996, primarily due to a lower rate of growth, as compared to the growth in service and system fees revenues, for personnel and related costs. These changes were partially offset by an increased rate of growth for certain customer-related expenses.

     General and administrative expenses, as a percentage of service and system fees revenues, decreased to 8.8% in the first two quarters of 1997 from 9.1% in the first two quarters of 1996, primarily due to the Company's continuing efforts to leverage administrative costs over an increasing revenue base, partially offset by costs associated with the Company's business combination with American Healthware Systems, Inc., in the first quarter of 1997.

     Cost of hardware sales increased to 86.3% of hardware sales revenues in the first two quarters of 1997 from 86.1% in the first two quarters of 1996. This change was primarily due to the different product mixes of systems installed in each period.

     Interest expense was $1,782,000 for the six months ended June 30, 1997 compared to $1,711,000 in the same period in 1996. This change was primarily due to a higher level of average outstanding short-term borrowings throughout the current period.

 Provision for Income Taxes
 --------------------------

     Income taxes increased $3,709,000 in the first two quarters of 1997 when compared to the same period in 1996. This change was primarily due to an increase of $9,329,000 in income before income taxes. The Company's effective tax rate for federal, state and foreign income taxes was 38.0% in the first two quarters of 1997 and 37.6% in the first two quarters of 1996. The increase in the effective tax rate was primarily due to the change in the tax status of AHS from an "S" Corporation, which is not subject to federal income taxes, to a "C" Corporation upon its merger with the Company.

 Net Income
 ----------

     Net income was $28,617,000 in the first two quarters of 1997 compared to $22,997,000 in the first two quarters of 1996 for the reasons discussed above.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------


                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on May 9, 1997. At the meeting the Company's stockholders were requested to vote on the following matters:

a) To elect seven directors for one-year terms. The following is a summary of the votes for elected directors:
                                                  Votes       Broker
                 Nominee            Votes For    Withheld   Non-Votes
       ---------------------------------------------------------------
       R. James Macaleer..........  22,221,407    153,734       0
       Raymond K. Denworth, Jr....  22,217,631    157,510       0
       Frederick W. DeTurk........  22,300,970     74,171       0
       Josh S. Weston.............  22,298,030     77,111       0
       Jeffrey S. Rubin...........  22,304,629     70,512       0
       Marvin S. Cadwell..........  22,302,512     72,629       0
       Gail R. Wilensky...........  22,286,381     88,760       0
       ----------------------------------------------------------------

       There are no other persons whose terms as director continued after the annual stockholders meeting.

b) To approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value $.01 per share, from 60,000,000 to 120,000,000. The following is a summary of the voting on the amendment to the Company's Restated Certificate of Incorporation:

                             Votes                      Broker
               Votes For    Against     Abstentions    Non-Votes
             -----------------------------------------------------
               18,595,092  3,726,353      53,696           0

Item 6.  Exhibits and Reports on Form 8-K.

 (a)   The following exhibits are included in this report:

     No.                        Description
    ----   ----------------------------------------------------------------

    (3)       Articles of Incorporation -

              Certificate of Amendment of Restated Certificate of Incorporation dated May 21, 1997

              Restated Certificate of Incorporation dated May 14, 1992

    (10)      Material Contracts -

              Performance bonus plans - 1997:

                Marvin S. Cadwell

                Form of performance bonus plan:

                   V. Brewster Jones

                   Terrence W. Kyle

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------
     No.                        Description
    ----   ----------------------------------------------------------------

                   Francis W. Lavelle

                   David F. Perri

                   Guillermo N. Ramas, Sr.

              Employment agreement -

                V. Brewster Jones

    (27)  Financial Data Schedule

 (b) No reports on Form 8-K were filed during the three-month period ended June 30, 1997.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SHARED MEDICAL SYSTEMS CORPORATION
                                ----------------------------------
                                Registrant



August 14, 1997                 /s/ Terrence W. Kyle
---------------                 -------------------------------------------
   Date                         Terrence W. Kyle
                                Senior Vice President, Treasurer,
                                and Assistant Secretary,
                                Principal Financial Officer and
                                Duly Authorized Officer

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

                                 Exhibit Index

     No.                             Description
    ----   ----------------------------------------------------------------

    (3)   Articles of Incorporation -

          Certificate of Amendment of Restated Certificate of Incorporation dated May 21, 1997

          Restated Certificate of Incorporation dated May 14, 1992

    (10)  Material Contracts -

          Performance bonus plans - 1997:

              Marvin S. Cadwell

              Form of performance bonus plan:

                 V. Brewster Jones

                 Terrence W. Kyle

                 Francis W. Lavelle

                 David F. Perri

                 Guillermo N. Ramas, Sr.

          Employment agreement -

              V. Brewster Jones

    (27)  Financial Data Schedule