Form 10-Q
period 1997-09-30
SHARED MEDICAL SYSTEMS CORP
filed 1997-11-14
CIK 89415

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1997

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
Yes  X  No
   ----   ------

On October 31, 1997, there were 25,018,265 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                      SHARED MEDICAL SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                            (Amounts in thousands)

                                                   September 30        December 31
                                                       1997               1996*
                                                   ------------        -----------
                                                             (unaudited)
ASSETS
Current Assets:
 Cash and short-term investments.................      $ 24,355           $ 40,286
 Accounts receivable, net........................       239,377            212,061
 Prepaid expenses and other current assets.......        31,860             24,980
                                                   ------------        -----------
   Total Current Assets..........................       295,592            277,327
Property and Equipment, net......................       102,090            102,532
Computer Software, net...........................        57,555             51,331
Other Assets.....................................        95,909             76,288
                                                   ------------        -----------
                                                       $551,146           $507,478
                                                   ============        ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Notes payable...................................      $ 40,146           $ 21,941
 Current portion of long-term debt and
  capital leases.................................         3,060              4,144
 Dividends payable...............................         5,249              4,944
 Accounts payable................................        16,778             27,042
 Accrued expenses................................        59,305             56,323
 Current deferred revenues.......................        33,039             42,422
 Accrued and current deferred income taxes.......        27,043             14,862
                                                   ------------        -----------
   Total Current Liabilities.....................       184,620            171,678
                                                   ------------        -----------
Deferred Revenues................................         9,686              9,048
                                                   ------------        -----------
Long-Term Debt and Capital Leases................        16,550             15,361
                                                   ------------        -----------
Deferred Income Taxes............................        29,041             26,054
                                                   ------------        -----------
Commitments
Stockholders' Investment:
  Preferred stock, par value $.10;
   authorized 1,000,000 shares; none issued......           -                -
  Common stock, par value $.01; authorized
   120,000,000 shares in 1997 and 60,000,000 in
   1996; 29,056,054 shares issued in 1997 and
   28,835,333 in 1996............................           291                288
  Paid-in capital................................        54,587             48,721
  Retained earnings..............................       323,810            295,915
  Common stock in treasury, at cost, 4,061,800
   shares in 1997 and 4,035,101 in 1996..........       (56,191)           (55,782)
  Cumulative translation adjustment..............       (11,248)            (3,805)
                                                   ------------        -----------
   Total Stockholders' Investment................       311,249            285,337
                                                   ------------        -----------
                                                       $551,146           $507,478
                                                   ============        ===========

* Restated to reflect the acquisition of American Healthware Systems, Inc. in February 1997, which was accounted for as a pooling of interests.

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                      ----------------------------------
              (Amounts in thousands except for per share amounts)

                                                     Three Months Ended                      Nine Months Ended
                                                        September 30                           September 30
                                             -----------------------------------   -----------------------------------
                                                    1997              1996*               1997              1996*
                                             -----------------------------------   -----------------------------------
                                                          (unaudited)                           (unaudited)
Revenues:
 Service and system fees..................            $198,153          $175,342            $567,505          $504,866
 Hardware sales...........................              26,579            14,298              80,500            51,590
                                             -----------------------------------   -----------------------------------


                                                       224,732           189,640             648,005           556,456
                                             -----------------------------------   -----------------------------------

Cost and Expenses:
 Operating and development................              94,065            84,139             270,059           241,679
 Marketing and installation...............              65,886            57,679             186,056           166,220
 General and administrative...............              16,757            15,769              49,393            45,871
 Cost of hardware sales...................              22,856            11,827              69,391            43,922
 Interest.................................                 994               956               2,776             2,667
                                             -----------------------------------   -----------------------------------
                                                       200,558           170,370             577,675           500,359
                                             -----------------------------------   -----------------------------------

Income Before Income Taxes................              24,174            19,270              70,330            56,097

Provision for Income Taxes................               9,187             7,196              26,726            21,026
                                             -----------------------------------   -----------------------------------
Net Income................................            $ 14,987          $ 12,074            $ 43,604          $ 35,071
                                             ===================================   ===================================
Net Income Per Common Share...............                $.59              $.48               $1.72             $1.38
                                             ===================================   ===================================
Number of shares used to
 compute per share amounts................              25,475            25,392              25,395            25,399
                                             ===================================   ===================================
Dividends Declared
 Per Common Share.........................                $.21              $.21                $.63              $.63
                                             ===================================   ===================================



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

                      SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                            (Amounts in thousands)

                                                      Nine Months Ended
                                                        September 30
                                                   ----------------------
                                                     1997          1996*
                                                   --------      --------
                                                         (unaudited)
Cash Flows from Operating Activities:
 Net Income......................................  $ 43,604      $ 35,071
 Adjustments to reconcile net income to net
  cash provided by operating activities -
    Depreciation and amortization................    28,183        28,486
    Asset (increase) decrease -
      Accounts receivable........................   (27,316)      (22,674)
      Prepaid expenses and other current assets..    (6,880)       (1,454)
      Other assets...............................   (21,541)       (3,847)
    Liability increase (decrease) -
      Accounts payable and accrued expenses......    (7,282)      (15,279)
      Accrued and current deferred income taxes..    12,181        (1,088)
      Deferred revenues..........................    (8,745)       (1,806)
      Deferred income taxes......................     2,987         2,031
    Other........................................    (4,421)       (1,171)
                                                   --------      --------

      Net cash provided by operating activities..    10,770        18,269
                                                   --------      --------

Cash Flows from Investing Activities:
 Property and equipment additions................   (16,856)      (20,123)
 Investment in computer software.................   (14,300)      (13,749)
 Dispositions of equipment.......................     1,107           223
                                                   --------      --------

      Net cash used for investing activities.....   (30,049)      (33,649)
                                                   --------      --------

Cash Flows from Financing Activities:
 Dividends paid..................................   (15,404)      (16,267)
 Exercise of stock options.......................     5,869         7,896
 Increase in notes payable.......................    18,205        22,799
 Payments of long-term debt and capital
  lease obligations..............................    (4,913)       (3,256)
 Change in treasury stock........................      (409)         (413)
                                                   --------      --------

      Net cash provided by financing activities..     3,348        10,759
                                                   --------      --------

Net Decrease in Cash and Short-Term Investments..   (15,931)       (4,621)
Cash and Short-Term Investments, Beginning
 of Period.......................................    40,286        25,473
                                                   --------      --------

Cash and Short-Term Investments, End of Period...  $ 24,355      $ 20,852
                                                   ========      ========




* Restated to reflect the acquisition of American Healthware Systems, Inc. in February 1997, which was accounted for as a pooling of interests.


The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Notes to Consolidated Financial Statements - September 30, 1997 (unaudited):

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

2.  Business Combination:

    On February 28, 1997, the Company completed a merger with AHS, a provider of financial information systems and facilities management services to health organizations in New York State. Under the terms of the merger agreement, the Company issued 1,255,325 shares of the Company's common stock in exchange for all outstanding shares of AHS. This transaction was accounted for as a pooling of interests. AHS is currently operating as a wholly-owned subsidiary of the Company.

    Separate operating results for Shared Medical Systems Corporation (SMS) and AHS for the quarter and nine months ended September 30, 1996 were as follows (amounts in thousands):

                                      Three Months            Nine Months
                                         Ended                   Ended
                                   September 30, 1996     September 30, 1996
                                   ------------------     ------------------
                                      (unaudited)             (unaudited)
      Revenues:
       SMS........................           $186,857               $548,175
       AHS........................              2,783                  8,281
                                   ------------------     ------------------
                                             $189,640               $556,456
                                   ==================     ==================


      Net Income:
       SMS........................           $ 11,543               $ 33,729
       AHS........................                531                  1,342
                                   ------------------     ------------------
                                             $ 12,074               $ 35,071
                                   ==================     ==================

3.  Accounts Receivable:

    At September 30, 1997 and December 31, 1996, the Company's trade accounts receivable were reduced by allowances for doubtful accounts of $8,197,000 and $8,094,000, respectively.

4.  Property and Equipment

    The major classes of property and equipment at September 30, 1997 and December 31, 1996 were as follows (amounts in thousands):

                                               September 30       December 31
                                                   1997               1996
                                               ------------       -----------
    Land and land improvements...............      $ 11,580          $ 11,630
    Buildings................................        62,951            61,993
    Equipment................................       181,340           181,786
                                               ------------       -----------
                                                    255,871           255,409

       Less accumulated depreciation
        and amortization.....................       153,781           152,877
                                               ------------       -----------
                                                   $102,090          $102,532
                                               ============       ===========

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

5.  Computer Software:

    The accumulated amortization for capitalized internally produced computer software and purchased software at September 30, 1997 and December 31, 1996 was $63,576,000 and $55,016,000, respectively.

6.  Net Income Per Common Share:

    In February 1997, the Financial Accounting Standards Board issued Statement 128 (FAS 128), Earnings Per Share (EPS). This statement is effective for both interim and annual financial statements for periods ending after December 15, 1997. FAS 128 replaces primary and fully diluted EPS as required by Accounting Principles Opinion No. 15 (APB 15) with basic and diluted EPS, respectively. Under the terms of FAS 128 for the applicable period, basic EPS is calculated using the weighted average shares of common stock outstanding, and diluted EPS is calculated using the weighted average shares of common stock outstanding and the effects of any potentially dilutive securities such as stock options. The Company expects that basic EPS will be approximately 2-3% greater than EPS as previously reported and that diluted EPS will be equal to EPS as previously reported by the Company under APB 15.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition
---------------------------------------

The Company's financial condition has remained strong throughout the nine months ended September 30, 1997. Management is not aware of any potential material impairments to, or material changes in, the Company's current financial position.

The Company plans to initiate construction of a 230,000 square foot office building at its Malvern corporate headquarters in order to consolidate corporate-based personnel currently located in leased space. The approximate cost of this project is $38,000,000. This facility, which is scheduled to be completed in 1999, will be funded primarily through external financing.

The other significant requirements for funds now anticipated are for purchases of equipment and payment of cash dividends. The Company plans to fund these anticipated expenditures primarily through internally generated funds supplemented from time to time by bank borrowings.

At September 30, 1997, the Company had lines of credit with banks of approximately $76,691,000, generally at their prime interest rates. At September 30, 1997, approximately $36,545,000 of these lines of credit were unused.

Material Changes in Results of Operations
-----------------------------------------

Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996.

Revenues
--------

    Service and system fees revenues were $198,153,000, an increase of 13.0% compared to the third quarter of 1996. This increase was primarily due to higher levels of system fees and professional services. The higher level

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

     of system fees was due to sales and installations of systems to new and existing customers during the current quarter. The higher level of professional services was generally attributable to system installations, facilities management, support, and consulting fees.

     Hardware sales revenues increased to $26,579,000 for the third quarter of 1997 from $14,298,000 in the third quarter of 1996, primarily due to the installation of IBM mainframe systems to new and existing customers that process the Company's INVISION product at their site.

 Cost and Expenses
 -----------------

     Operating and development expenses decreased to 47.5% of service and system fees revenues in the third quarter of 1997 from 48.0% for the third quarter 1996. This change was primarily due to a lower rate of growth, as compared to the growth in service and system fees revenues, for computer hardware and associated costs at the Company's Information Services Center, and certain customer related expenses, partially offset by a higher rate of personnel and related costs to support professional services provided to customers.

     Marketing and installation expenses increased to 33.3% of service and system fees revenues in the third quarter of 1997 from 32.9% in the third quarter of 1996, primarily due to a higher level of growth, as compared to the growth in service and system fee revenues, for certain customer-related expenses associated with system installations provided to customers.

     General and administrative expenses, as a percentage of service and systems fees revenues, decreased to 8.5% in the third quarter of 1997 from 9.0% in the third quarter of 1996, primarily due to the Company's continuing efforts to leverage administrative costs over an increasing revenue base.

     Cost of hardware sales increased to 86.0% of hardware sales revenues in the third quarter of 1997 from 82.7% in the third quarter of 1996. This change was primarily due to the different product mixes of systems installed in each quarter.

     Interest expense was $994,000 for the quarter ended September 30, 1997 and did not change significantly compared to the same period in 1996.

  Provision for Income Taxes
  --------------------------

     Income taxes increased $1,991,000 in the quarter ended September 30, 1997 when compared to the same period in 1996. This change was primarily due to an increase of $4,904,000 in income before income taxes. The Company's effective tax rate for federal, state, and foreign income taxes was 38.0% in the third quarter of 1997, which was in line with the third quarter of 1996.

  Net Income
  ----------

     Net income was $14,987,000 in the quarter ended September 30, 1997 compared to $12,074,000 in the quarter ended September 30, 1996 for the reasons discussed above.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996.

  Revenues
  --------

     Service and system fees revenues were $567,505,000, an increase of 12.4% compared to the same period in 1996. This increase was primarily due to higher levels of system fees, professional services and system processing fees. The higher level of system fees was due to sales and installations of systems to new and existing customers in the first three quarters of 1997. The higher level of professional services was generally attributable to facilities management, support, and consulting fees. The increase in system processing fees was primarily due to the higher level of customer applications processed at the Company's Information Services Center.

     Hardware sales revenues increased to $80,500,000 for the nine months ended September 30, 1997 from $51,590,000 for the same period in 1996, primarily due to the installation of IBM mainframe systems to new and existing customers that process the Company's INVISION product at their site.

  Cost and Expenses
  -----------------

     Operating and development expenses decreased to 47.6% of service and system fees revenues in the first three quarters of 1997 from 47.9% in the first three quarters of 1996. This change was primarily due to a lower rate of growth, as compared to the growth in service and system fees revenues, for certain customer related expenses and computer hardware and associated costs at the Company's Information Services Center, partially offset by a higher rate of personnel and related costs to support professional services provided to customers.

     Marketing and installation expenses decreased to 32.8% of service and system fees revenues in the first three quarters of 1997 from 32.9% in the first three quarters of 1996, primarily due to a lower rate of growth, as compared to the growth in service and system fees revenues, for personnel and related costs. These changes were partially offset by an increased rate of growth for certain customer related expenses.

     General and administrative expenses, as a percentage of service and system fees revenues, decreased to 8.7% in the first three quarters of 1997 from 9.1% in the first three quarters of 1996, primarily due to the Company's continuing efforts to leverage administrative costs over an increasing revenue base, partially offset by costs associated with the Company's business combination with American Healthware Systems, Inc., in the first quarter of 1997.

     Cost of hardware sales increased to 86.2% of hardware sales revenues in the first three quarters of 1997 from 85.1% in the first three quarters of 1996. This change was primarily due to the different product mixes of systems installed in each period.

     Interest expense was $2,776,000 for the nine months ended
     September 30, 1997 and did not change significantly compared to the same period in 1996.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

  Provision for Income Taxes
  --------------------------

     Income taxes increased $5,700,000 in the first three quarters of 1997 when compared to the same period in 1996. This change was primarily due to an increase of $14,233,000 in income before income taxes. The Company's effective tax rate for federal, state, and foreign income taxes was 38.0% for the first three quarters of 1997, which was in line with the first three quarters of 1996.

  Net Income
  ----------

     Net income was $43,604,000 in the first three quarters of 1997 compared to $35,071,000 in the first three quarters of 1996 for the reasons discussed above.

Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------
     This Form 10-Q contains forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Among such factors are changes in length and composition of sales cycles; non-renewals of customer contracts; inability to keep pace with competitive, technological, and market developments; failure to project proprietary software; delays in product development; undetected errors or bugs in software products; customer reductions caused by health industry consolidation; difficulty in product installation; dependence on suppliers; interruption of availability of resources necessary to provide products and services; inability to successfully integrate acquired business operations; changes in economic, political, and regulatory conditions in the health industry; regulation of additional products as medical devices by the Food and Drug Administration; and fluctuations in foreign currencies, interest rates, and taxes.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a)   The following exhibits are included in this report:

        No.                        Description
        ----  ----------------------------------------------------------------

        (27)  Financial Data Schedule

  (b) No reports on Form 8-K were filed during the three-month period ended September 30, 1997.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SHARED MEDICAL SYSTEMS CORPORATION
                                            ----------------------------------
                                            Registrant



November 14, 1997                           /S/Terrence W. Kyle
-----------------                           -----------------------------------
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

     (27)       Financial Data Schedule