Form 10-K
period 1997-12-31
SHARED MEDICAL SYSTEMS CORP
filed 1998-03-31
CIK 89415

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to___________

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

Common Stock, par value $.01 per share            New York Stock Exchange
         (Title of class)                   (Name of each exchange on which
                                                        registered)

       Securities registered pursuant to Section 12(g) of the Act:  None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____
                                              ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

     The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of February 27, 1998, was $1,930,227,000.
See page 8 herein for assumptions on which this calculation is based.

     On February 27, 1998, there were 26,277,792 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE.
     Certain portions of the Company's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Part I and Part II of this Form 10-K. Certain portions of the Company's definitive Proxy Statement to be mailed to stockholders on or about March 31, 1998, are incorporated by reference into Part III of this Form 10-K.

                                    Part I

Item 1. Business.

The Company, incorporated in Delaware in January 1969, and its subsidiaries provide information service and system solutions to the health industry in North America, Europe, and Asia Pacific.

The Company's services and systems are offered to integrated health networks, multientity health corporations, community health information networks, hospitals, physician offices, clinics, and other health providers. These services and systems include a full range of clinical, financial, patient management, electronic data interchange, managed care, management solutions, and integrated multimedia solutions that use diverse computing and networking technologies, ranging from remote processing (i.e., at the Company's Information Services Center), to client/server networks, to distributed processing systems, to onsite systems. The Company also provides professional services related to its information systems business.

In the United States, which has historically been the Company's most significant market, the Company currently has contracts with health providers in 47 states, the District of Columbia, and Puerto Rico. The Company markets its information systems and provides installation services and ongoing technical and educational support with a field staff working from branch offices. At its Corporate Headquarters and Information Services Center, the Company has a customer service staff, applications specialists, and communications and computer operations personnel who assist customers in their day-to-day use of the Company's systems, and system designers and programmers who work to improve existing software applications and develop additional information systems.

In 1981, the Company entered the health information services and systems market in Europe. In Europe, the Company markets, installs, and supports its products through local offices in eleven countries. Currently, the Company has customer contracts in Belgium, Czech Republic, Denmark, France, Germany, Greece, Hungary, Ireland, Italy, Luxembourg, Malta, Netherlands, Poland, Slovak Republic, Spain, and the United Kingdom. In 1997, the Company entered the Asia Pacific market by signing a customer contract in New Zealand.

Financial information by geographic area can be found on page 30 of the Company's 1997 Annual Report to Stockholders, Notes to Consolidated Financial Statements, Business Segment Information (Note 9), which is incorporated herein by reference.

The business of providing information services and systems to the health industry continues to grow and become more complex. Health industry consolidation and changes in the way health providers are structured and reimbursed, combined with pressures to control costs, improve quality, and increase market share continue to create new and increased demands for the Company's services and systems.

On January 28, 1998, the Company acquired Data-Plan Software GmbH, a provider of client/server clinical, financial, and administrative health information systems in Germany. Under the terms of the agreement, the Company issued 1,119,428 shares of the Company's common stock. This transaction will be accounted for as a pooling of interests.

On January 31, 1998, the Company increased its ownership interest in Delta Health Systems from 50% to 100% by purchasing the remaining equity for $21,176,000 from Delta Computer Systems, Inc.

On March 26,1998, the Company filed a complaint and petition for a special injunction in response to the recent attempt by PeopleSoft, Inc. ("PeopleSoft") to terminate a multi-year distribution agreement under which the Company remarkets certain PeopleSoft client/server software to the Company's customers. On March 27, 1998, the court entered an order issuing a special injunction which, among other things, requires PeopleSoft to perform in accordance with the terms of the agreement pending a further hearing. The Company is confident in the merits of its position and will vigorously pursue its rights.

                         Services and Systems Offered
                         ----------------------------

The Company's health information systems and related services are delivered on computers that range from personal computers, to client/server networks, to minicomputers, to mainframes, which can be operated at the customer's site, at the Company's Information Services Center (i.e., remotely), or as part of a distributed network. Distributed network systems enable customers to process any combination of the Company's information systems either at the Company's Information Services Center, or at the customer's site. These systems are also offered with networking features that enable multientity health providers to process information for affiliated hospitals, physician groups, and clinics.

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

  . Management Solutions, which provide health executives and managers with access to a range of strategic information collected from clinical, financial, and patient management systems, to set performance standards, identify variances, and analyze results.

  . Physician Information Systems, which provide information processing and administrative support to physician groups, clinics, and medical schools with features such as scheduling, electronic claims processing, automated billing and rebilling, and online collections.

  . Integrated Health Network Systems, which connect all points of care through patient indices that identify patients anywhere within the network, schedule network-wide resources, and retain cumulative electronic patient records. These systems also include software that address managed care and enhance communications among all elements within an integrated health network. Integrated health networks are generally comprised of a variety of health providers, such as hospitals, skilled nursing facilities, home health agencies, rehabilitation facilities, clinics, physician practices, and others.

  Electronic Data Interchange Services facilitate the sharing and
  ------------------------------------
  standardization of information such as eligibility verifications, and claims and remittance transmissions between health providers and payers.

  Professional Services consist of a variety of activities related to the
  ---------------------
  Company's health information systems. These professional services include system installation and support, and customer education. In addition, the Company provides specialized consulting services for the design and integration of software and networks, business office consulting, facilities management, information systems planning and integration, system-related process reengineering, and Internet services.

Service and system fees earned by the Company for the years ended December 31, 1997, 1996, and 1995 were $784,308,000, $698,379,000, and $603,979,000, respectively. Hardware at customer sites associated with these services and systems may be provided by the Company under sales or lease agreements. Revenues for hardware leased to customers by the Company are included in service and system fees revenues. Hardware sales revenues for the years ended December 31, 1997, 1996, and 1995 were $111,927,000, $80,695,000, and $58,132,000, respectively.

                                   Customers
                                   ---------

The Company's services and systems are provided to customers under long-term service contracts and perpetual license agreements. Long-term service contracts range from one to ten years and generally allow price increases annually, limited to the increase in the Consumer Price Index. Revenues under long-term service agreements are recognized as they are earned over the life of the contract. Software fees for perpetual license agreements are recognized over the installation period. Support fees related to long-term service contracts or perpetual license agreements are recognized over the term of the support agreement. Management estimates that the total amount of future revenues under contract as of December 31, 1997 are in excess of $2.1 billion. In 1997, 1996, and 1995, no single customer accounted for 10% or more of consolidated revenues.

Revenues from individual customers vary depending on the number and type of the Company's services and systems that are used. Because of the high fixed costs of the Company's operations, the loss of any single customer under a long-term service contract would reduce the Company's net income by a greater percentage than the percentage of total revenues lost.

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

                                  Competition
                                  -----------

The Company experiences intense competition from a number of firms in the health information services and systems market. Virtually all health providers use some form of computer-based information service or system. The Company's competitors vary in size, in geographical coverage, and in scope and breadth of services and systems offered.

The Company considers itself to be a major supplier of information services and systems to health providers. Competition among those providing information services and systems to the health industry is based upon the breadth and reliability of the services and systems provided and, to the extent that the services and systems are comparable, upon price.

                            Research and Development
                            ------------------------

The Company continually investigates the feasibility of enhancing existing services and systems and develops new services and systems to meet the information processing needs of the health industry. Profitability of newly developed services and systems depends upon attainment of sufficient sales volumes and continued improvement and efficiency of the services and systems.

The Company expenses all research and non-capitalized development costs, which generally consist of costs incurred to establish the technological feasibility of internally produced computer software. These expenses, which are primarily for salaries of personnel and computer costs, were $64,046,000 in 1997, $54,665,000 in 1996, and $45,385,000 in 1995.

The Company capitalizes the cost of certain internally produced computer software and purchased software. Capitalization for internally produced software begins when a project reaches technological feasibility and ends when the software is available for general release to customers. The Company amortizes computer software using the straight-line method over its expected useful life, which is generally five years. Capitalized internally produced computer software costs, net of accumulated amortization, were $40,911,000 and $36,042,000 as of December 31, 1997 and 1996, respectively. Amortization related to capitalized internally produced software was $7,867,000 in 1997, $7,993,000 in 1996, and $7,722,000 in 1995. Purchased software, net of accumulated amortization, was $19,555,000 and $15,289,000 as of December 31, 1997 and 1996, respectively.

                                   Personnel
                                   ---------

As of December 31, 1997, the Company had a total of 5,984 full-time employees.

Item 2. Properties.

The Company owns 116 acres of land in Chester County, Pennsylvania and has constructed three buildings on this site; an information services center (81,000 square feet), which was put into service in 1979, and two office buildings with an aggregate of 431,000 square feet, the first of which was placed in service in 1981 and the second of which was placed in service in 1983. These office buildings serve as the Company's corporate headquarters. In 1997, the Company began construction of a 230,000 square foot office building at its corporate headquarters in order to consolidate corporate-based personnel currently located nearby in leased office space. The unused portion of this land can be used for future expansion. The Company also leases office space in most major metropolitan areas in the United States for marketing, installation and support personnel. The Company also owns office buildings in Spain and the United Kingdom and leases office space in various locations to support its international operations. These properties are adequate for existing operations.

The Company also owns 241 acres of land in Chester County, Pennsylvania for possible future expansion.

As of December 31, 1997, the Company's Information Services Center, which is used primarily to process customer information and to support the Company's internal software development activity, contained two 9672-RY4 IBM CMOS processors, two 9672-RX5 IBM CMOS processors, two 9672-RY5 IBM processors, one IBM 9672/R75 CMOS processor, and one 9021-982 IBM processor, all of which were obtained under operating leases. The Company's Information Services Center also includes related mainframe peripherals and network communications equipment that has been purchased or leased. These leases are generally contracted under long-term agreements with terms that range from one to five years.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

Listed below are the name, age as of December 31, 1997, position(s) with the Company and principal occupation(s) for the past five years of each of the current executive officers of the Company.

                                      Positions with Company and Principal
         Name           Age              Occupation(s) - Past Five Years
----------------------  ---   --------------------------------------------------

R. James Macaleer       63    Chairman of the Board since August 1995.
                              Prior to this, Mr. Macaleer served as Chairman of the Board and Chief Executive Officer since the Company's founding in 1969.

Marvin S. Cadwell       54    Director, President, and Chief Executive Officer
                              since August 1995. Prior to this, Mr. Cadwell served as Director, President, and Chief Operating
                              Officer, May 1995 - August 1995; President and
                              Chief Operating Officer, March 1995 - May 1995;
                              Executive Vice President and Chief Operating
                              Officer of SMS Europe, October 1993 - March 1995;
                              Senior Vice President, Managing Director, and
                              Chief Operating Officer of SMS Europe, March 1992
                              - October 1993. Mr. Cadwell originally joined the
                              Company in 1975.

James C. Kelly          58    Secretary since June 1990. Mr. Kelly originally
                              joined the Company in 1972.

V. Brewster Jones       53    Senior Vice President since May 1997. Prior to
                              this, Mr. Jones served in a variety of executive positions for Multimedia Medical Systems, Inc., an information technology provider for the health industry, September 1995 - May 1997; and President and Chief Executive Officer of Pharmakinetics
                              Laboratories, Inc., a pharmaceutical research company, October 1990 - July 1995.

Terrence W. Kyle        47    Senior Vice President, Treasurer, and Assistant
                              Secretary since August 1996. Prior to this, Mr.
                              Kyle served as Vice President of Finance,
                              Treasurer, and Assistant Secretary, June 1990 -
                              August 1996. Mr. Kyle originally joined the
                              Company in 1976.

Francis W. Lavelle      48    Senior Vice President of U.S. Customer Operations
                              since December 1993. Prior to this, Mr. Lavelle served as Vice President of New Business
                              Development, January 1991 - December 1993. Mr.
                              Lavelle originally joined the Company in 1988.

                                      Positions with Company and Principal
         Name           Age              Occupation(s) - Past Five Years
----------------------  ---   --------------------------------------------------

David F. Perri          48    Senior Vice President since August 1996. Prior to
                              this, Mr. Perri served as Vice President of Technology Solutions, March 1995 - August 1996;
                              and Vice President of Technical Affairs, June
                              1990 - March 1995. Mr. Perri originally joined the
                              Company in 1980.

Guillermo N. Ramas, Sr. 52    Senior Vice President and President of SMS
                              International since August 1996. Prior to this,
                              Mr. Ramas served as Managing Director of SMS
                              Europe, October 1993 - August 1996; and General
                              Manager of Southern Europe, January 1992 - October
                              1993. Mr. Ramas originally joined the Company in 1987.

Michael B. Costello     54    Vice President of Administration and Corporate
                              Communications since January 1991. Mr. Costello originally joined the Company in 1979.

Edward J. Grady         45    Vice President, Controller, and Assistant
                              Treasurer since September 1996. Prior to this, Mr.
                              Grady served as Controller and Assistant
                              Treasurer, February 1993 - September 1996; and
                              Controller, May 1985 - February 1993. Mr. Grady originally joined the Company in 1980.

Bonnie L. Shuman        49    Vice President, General Counsel, and Assistant
                              Secretary since September 1996. Prior to this, Ms.
                              Shuman served as General Counsel and Assistant
                              Secretary, June 1990 - September 1996. Ms. Shuman originally joined the Company in 1983.

________________________________________________________________________________

In calculating the aggregate market value of voting stock held by non-affiliates as shown on the cover page of this Form 10-K Report, the Company has included all of its directors, and only its directors, as affiliates of the Company.
This is not an admission by the Company that any or all of its directors are in fact affiliates. The aggregate market value of voting stock held by non-affiliates was computed by using the high and low prices of the stock as of February 27, 1998.

                                    Part II

The following information contained in the Company's Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference:

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Page 19, Section titled Market Price and Dividends Declared Per Share *- "1997" and "1996**" columns and the related footnotes

Item 6.  Selected Financial Data.

Page 19, Section titled Summary of Consolidated Operations - "Revenues," "Net Income," "Net Income Per Share - Basic," and "Net Income Per Share - Diluted" line items

Page 19, Section titled Summary of Consolidated Financial Position - "Total Assets" and "Long-Term Debt and Capital Leases" line items

Page 19, Section titled Operating Ratios and Other Selected Financial Data - "Cash Dividends Declared Per Share" line item

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pages 14 through 18, Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Pages 20 through 30

Page 31, Report of Independent Public Accountants

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                   Part III

The following information contained in the Company's definitive Proxy Statement to be mailed to stockholders on or about March 31, 1998 is incorporated herein by reference:

Item 10.  Directors and Executive Officers of the Registrant.

Section titled "Security Ownership": subsection titled "Directors and Management": columns "Name of Beneficial Owner" and "Director Since" for the portion of the table titled "Directors"

Section titled "Section 16(a) Beneficial Ownership Reporting Compliance"

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

Section titled "Executive Compensation": subsection titled "Compensation Committee Interlocks and Insider Participation"

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     1. Financial Statements - the following consolidated financial statements included on pages 20 through 31 in the Company's Annual Report to Stockholders for the year ended December 31, 1997 are included in this report.

          .  Consolidated Balance Sheet as of December 31, 1997 and 1996 (page
             20)

          . Consolidated Statement of Income for the years ended December 31, 1997, 1996, and 1995 (page 21)

          . Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996, and 1995 (page 22)

          . Consolidated Statement of Stockholders' Investment for the years ended December 31, 1997, 1996, and 1995 (page 23)

          . Notes to Consolidated Financial Statements for the years ended December 31, 1997, 1996, and 1995 (pages 24 through 30)

          . Selected Quarterly Financial Data (Unaudited) for the years ended December 31, 1997 and 1996 as reported in Note 10 to Consolidated Financial Statements (page 30)

          .  Report of Independent Public Accountants (page 31)

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

          . Schedules omitted - the following schedules are omitted since they are not required, or not applicable: I, III, IV, and V

    3.    The following exhibits are included in this report:

          No.                                Description
          ---- -----------------------------------------------------------------

          (3)  Articles of Incorporation and By-Laws -

               Certificate of Amendment of Restated Certificate of Incorporation dated May 21, 1997 (filed as Exhibit (3) to the Company's Form 10-Q Report for the quarter ended June 30, 1997)*

               Restated Certificate of Incorporation dated May 14, 1992 (filed as Exhibit (3) to the Company's Form 10-Q Report for the quarter ended June 30, 1997)*, By-laws as amended through August 10, 1995 (filed as Exhibit (3) to the Company's Form 10-Q Report for the quarter ended September 30, 1995)*

          (4) Instruments defining the rights of security holders, including indentures -

               Rights Agreement dated as of May 1, 1991, between the Registrant and Pittsburgh National Bank, as Rights Agent (filed as Exhibit
               (4) to Company's Form 10-K Report for the year ended December 31,
               1996)*

         (10)  Material Contracts -

               Deferred compensation agreements:**

                  R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

                  James C. Kelly (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

                  Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended September 30, 1995)*

                  Guillermo N. Ramas, Sr.

               Performance bonus plans - 1997:**

                  Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30, 1997)*

                  Form of performance bonus plan (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30,
                  1997)*:

                      V. Brewster Jones

*Previously filed as indicated and incorporated herein by reference. **May be deemed a management contract or compensatory arrangement.

          No.                                Description
          ---- -----------------------------------------------------------------

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

                     David F. Perri

                     Guillermo N. Ramas, Sr.

               Insurance agreement:**

                    R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

               Employment agreements:**

                    Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1996)*

                    V. Brewster Jones (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30, 1997)*

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

          No.                                Description
          ---- -----------------------------------------------------------------

                  Form of senior management employment agreement (filed as Exhibit (10.3) to the Company's Form 10-Q Report for the quarter ended September 30, 1996)*:

                     Michael B. Costello

                     Edward J. Grady

                     Bonnie L. Shuman

               Construction contract for new office building located at the Company's corporate headquarters

         (13)  Annual Report to Stockholders for the year ended
               December 31, 1997**

         (21)  Subsidiaries of the Registrant

         (23)  Consent of Independent Public Accountants

         (27)  Financial Data Schedule

(b) No reports on Form 8-K were filed during the three month period ended December 31, 1997.

*Previously filed as indicated and incorporated herein by reference. May be deemed a management contract or compensatory arrangement.

**With the exception of the material specifically incorporated by reference in
Part I and Part II of this Form 10-K, the Annual Report to Stockholders for the year ended December 31, 1997 is not to be deemed "filed" as part of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARED MEDICAL SYSTEMS CORPORATION


By:    /S/ R. James Macaleer                      Date:  March 31, 1998
     -----------------------------------------           ----------------
     R. James Macaleer - Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /S/ R. James Macaleer                      Date:  March 31, 1998
     -----------------------------------------           ----------------
     R. James Macaleer - Chairman of the Board


By:    /S/ Marvin S. Cadwell                      Date:  March 31, 1998
     ----------------------------------------           -----------------
     Marvin S. Cadwell - Director, President,
     and Chief Executive Officer


By:    /S/ Raymond K. Denworth, Jr.               Date:  March 31, 1998
     -----------------------------------------           ----------------
     Raymond K. Denworth, Jr. - Director


By:    /S/ Frederick W. DeTurk                    Date:  March 31, 1998
     -----------------------------------------           ----------------
     Frederick W. DeTurk - Director


By:    /S/ Josh S. Weston                         Date:  March 31, 1998
     -----------------------------------------           ----------------
     Josh S. Weston - Director


By:    /S/ Jeffrey S. Rubin                       Date:  March 31, 1998
     -----------------------------------------           ----------------
     Jeffrey S. Rubin - Director


By:    /S/ Gail R. Wilensky                       Date:  March 31, 1998
     -----------------------------------------           ----------------
     Gail R. Wilensky - Director


By:    /S/ Terrence W. Kyle                       Date:  March 31, 1998
     -----------------------------------------           ----------------
     Terrence W. Kyle - Senior Vice President,
     Treasurer, and Assistant Secretary


By:    /S/ Edward J. Grady                        Date:  March 31, 1998
     -----------------------------------------           ----------------
     Edward J. Grady - Vice President,
     Controller, and Assistant Treasurer

                              ARTHUR ANDERSEN LLP

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To Shared Medical Systems Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Shared Medical Systems Corporation's 1997 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                         /S/ Arthur Andersen LLP

Philadelphia, PA
 February 9, 1998

SCHEDULE II

                      SHARED MEDICAL SYSTEMS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996*, AND 1995*
            -------------------------------------------------------

                                    Balance                                     Balance
                                  Beginning of  Charges to     Additions/        End of
                                      Year       Expenses     (Deductions)        Year
                                  ------------  ----------   --------------    ----------
Reserve for Doubtful Accounts:

  December 31, 1997               $  8,094,000  $5,041,000   $(3,736,000)(1)   $9,399,000
                                  ============  ==========   ===========       ==========

  December 31, 1996               $  6,347,000  $1,900,000   $  (153,000)(1)   $8,094,000
                                  ============  ==========   ===========       ==========

  December 31, 1995               $  5,317,000  $2,320,000   $(1,290,000)(1)   $6,347,000
                                  ============  ==========   ===========       ==========



(1)Write-offs of uncollectible accounts


* Restated to reflect the acquisition of American Healthware Systems, Inc. in 1997, which was accounted for as a pooling of interests.

                                 Exhibit Index

 No.                              Description
----      ----------------------------------------------------------------------
(3)       Articles of Incorporation and By-Laws -

          Certificate of Amendment of Restated Certificate of Incorporation dated May 21, 1997 (filed as Exhibit (3) to the Company's Form 10-Q Report for the quarter ended June 30, 1997)*

          Restated Certificate of Incorporation dated May 14, 1992 (filed as Exhibit (3) to the Company's Form 10-Q Report for the quarter ended June 30, 1997)*, By-Laws as amended through August 10, 1995 (filed as Exhibit (3) to the Company's Form 10-Q Report for the quarter ended September 30, 1995)*

(4) Instruments defining the rights of security holders, including indentures -

          Rights Agreement dated as of May 1, 1991, between the Registrant and Pittsburgh National Bank, as Rights Agent (filed as Exhibit (4) to the Company's Form 10-K Report for the year ended December 31, 1996)*

(10)      Material Contracts -

          Deferred compensation agreements:**

             R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

             James C. Kelly (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

             Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended September 30, 1995)*

             Guillermo N. Ramas, Sr.

          Performance bonus plans - 1997:**

             Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30, 1997)*

             Form of performance bonus plan (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30, 1997)*:

                V. Brewster Jones

                Terrence W. Kyle

                Francis W. Lavelle


*Previously filed as indicated and incorporated herein by reference. **May be deemed a management contract or compensatory arrangement.

                                 Exhibit Index

 No.                               Description
----      ----------------------------------------------------------------------
                 David F. Perri

                 Guillermo N. Ramas, Sr.

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

                 David F. Perri

                 Guillermo N. Ramas, Sr.

          Insurance agreement:**

              R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

          Employment agreements:**

              Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1996)*

              V. Brewster Jones (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30, 1997)*

             Form of executive employment agreement (filed as Exhibit (10.2) to the Company's Form 10-Q Report for the quarter ended September 30, 1996)*:

                  Terrence W. Kyle

                  Francis W. Lavelle

                  David F. Perri

                  Guillermo N. Ramas, Sr.

*Previously filed as indicated and incorporated herein by reference. **May be deemed a management contract or compensatory arrangement.

                                 Exhibit Index

 No.                              Description
----      ----------------------------------------------------------------------
             Form of senior management employment agreement (filed as Exhibit (10.3) to the Company's Form 10-Q Report for the quarter ended September 30, 1996)*:

                  Michael B. Costello

                  Edward J. Grady

                  Bonnie L. Shuman

          Construction contract for new office building located at the Company's corporate headquarters

(13)      Annual Report to Stockholders for the year ended December 31, 1997**

(21)      Subsidiaries of the Registrant

(23)      Consent of Independent Public Accountants

(27)      Financial Data Schedule


*Previously filed as indicated and incorporated herein by reference. May be deemed a management contract or compensatory arrangement.

**With the exception of the material specifically incorporated by reference in
Part I and Part II of this Form 10-K, the Annual Report to Stockholders for the year ended December 31, 1996 is not to be deemed "filed" as part of this Form 10-K.