Form 10-Q
period 1998-03-31
SHARED MEDICAL SYSTEMS CORP
filed 1998-05-15
CIK 89415

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1998

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

On April 30, 1998, there were 26,311,603 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      SHARED MEDICAL SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                            (Amounts in thousands)

                                                       March 31            December 31
                                                         1998                 1997*
                                                      ----------           -----------
                                                               (unaudited)
ASSETS
Current Assets:
 Cash and short-term investments....................    $ 25,032              $ 30,692
 Accounts receivable, net...........................     281,922               254,801
 Prepaid expenses and other current assets..........      33,550                33,767
                                                      ----------           -----------
   Total Current Assets.............................     340,504               319,260
Property and Equipment, net.........................     108,250               106,305
Computer Software, net..............................      64,989                60,921
Other Assets........................................     155,765               127,490
                                                      ----------           -----------
                                                        $669,508              $613,976
                                                      ==========           ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Notes payable......................................    $115,567              $ 49,692
 Current portion of long-term debt and
  capital leases....................................       2,752                 2,670
 Dividends payable..................................       5,521                 5,268
 Accounts payable...................................      20,314                33,562
 Accrued expenses...................................      63,357                75,370
 Current deferred revenues..........................      34,207                36,677
 Accrued and current deferred income taxes..........      31,034                26,345
                                                      ----------           -----------
   Total Current Liabilities........................     272,752               229,584
                                                      ----------           -----------
Deferred Revenues...................................       7,023                 7,398
                                                      ----------           -----------
Long-Term Debt and Capital Leases...................      15,531                16,291
                                                      ----------           -----------
Deferred Income Taxes...............................      17,846                30,846
                                                      ----------           -----------
Commitments
Stockholders' Investment:
  Preferred stock, par value $.10;
   authorized 1,000,000 shares; none issued.........        -                     -
  Common stock, par value $.01; authorized
   120,000,000 shares; 30,357,562 shares issued in
   1998 and 30,266,512 in 1997......................         304                   303
  Paid-in capital...................................      77,570                59,897
  Retained earnings.................................     347,280               334,981
  Common stock in treasury, at cost, 4,067,168
   shares in 1998 and 4,060,785 in 1997.............     (56,567)              (56,021)
  Cumulative translation adjustment.................     (12,231)               (9,303)
                                                      ----------           -----------
   Total Stockholders' Investment...................     356,356               329,857
                                                      ----------           -----------
                                                        $669,508              $613,976
                                                      ==========           ===========

* Restated to reflect the acquisition of Data-Plan Software GmbH in January 1998, which was accounted for as a pooling of interests.

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                      -----------------------------------
                       (Amounts in thousands, except for
                              per share amounts)

                                                            Three Months Ended
                                                                  March 31
                                                         ------------------------
                                                           1998            1997*
                                                         --------        --------
                                                               (unaudited)
Revenues:
 Service and system fees.............................    $213,731        $188,289
 Hardware sales......................................      41,735          29,055
                                                         --------        --------

                                                          255,466         217,344
                                                         --------        --------

Cost and Expenses:
 Operating and development...........................     103,368          90,788
 Marketing and installation..........................      67,015          60,863
 General and administrative..........................      19,515          18,305
 Cost of hardware sales..............................      35,413          24,192
 Interest............................................       1,412             702
                                                         --------        --------

                                                          226,723         194,850
                                                         --------        --------

Income Before Income Taxes...........................      28,743          22,494

Provision for Income Taxes...........................      10,922           8,549
                                                         --------        --------

Net Income...........................................    $ 17,821        $ 13,945
                                                         ========        ========

Net Income Per Share:
  Basic..............................................    $    .68        $    .54
                                                         ========        ========
  Diluted............................................    $    .66        $    .53
                                                         ========        ========

Number of shares used to compute per share amounts:
  Basic..............................................      26,200          25,965
                                                         ========        ========
  Diluted............................................      26,967          26,521
                                                         ========        ========

Dividends Declared Per Common Share..................    $    .21        $    .21
                                                         ========        ========

* Restated to reflect the acquisition of Data-Plan Software GmbH in January 1998, which was accounted for as a pooling of interests.

The accompanying notes are an integral part of this statement.

                       SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                             (Amounts in thousands)

                                                       Three Months Ended
                                                            March 31
                                                     ----------------------
                                                       1998          1997*
                                                     --------      --------
                                                           (unaudited)
Cash Flows from Operating Activities:
 Net Income......................................    $ 17,821      $ 13,945
 Adjustments to reconcile net income to net
  cash used for operating activities -
    Depreciation and amortization................       9,837        10,139
    Asset (increase) decrease -
      Accounts receivable........................     (20,914)      (15,146)
      Prepaid expenses and other current assets..       1,747        (4,332)
      Other assets...............................      (8,607)        3,452
    Liability increase (decrease) -
      Accounts payable and accrued expenses......     (28,369)      (20,410)
      Accrued and current deferred income taxes..       4,688         4,677
      Deferred revenues..........................      (4,387)       (8,729)
      Deferred income taxes......................       1,000         1,000
    Other........................................      (4,372)       (1,876)
                                                     --------      --------

      Net cash used for operating activities.....     (31,556)      (17,280)
                                                     --------      --------

Cash Flows from Investing Activities:
 Property and equipment additions................      (6,025)       (3,498)
 Investment in computer software.................      (6,070)       (4,269)
 Dispositions of equipment.......................          35           -
 Acquisition of businesses.......................     (25,101)          -
                                                     --------      --------
      Net cash used for investing activities.....     (37,161)       (7,767)
                                                     --------      --------

Cash Flows from Financing Activities:
 Dividends paid..................................      (5,268)       (4,944)
 Exercise of stock options.......................       3,674         2,855
 Increase in notes payable.......................      65,875         1,454
 Payments of long-term debt and capital
  lease obligations..............................        (678)       (2,460)
 Change in treasury stock........................        (546)           (7)
                                                     --------      --------

      Net cash provided by (used for)
       financing activities......................      63,057        (3,102)
                                                     --------      --------

Net Decrease in Cash and Short-Term Investments..      (5,660)      (28,149)
Cash and Short-Term Investments, Beginning
 of Period.......................................      30,692        42,123
                                                     --------      --------

Cash and Short-Term Investments, End of Period...    $ 25,032      $ 13,974
                                                     ========      ========


* Restated to reflect the acquisition of Data-Plan Software GmbH in January 1998, which was accounted for as a pooling of interests.

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Notes to Consolidated Financial Statements - March 31, 1998 (unaudited):

1.  Basis of Presentation:

      The information furnished in this Form 10-Q reflects all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial statements contained herein.

      Prior period financial statements have been restated to reflect the Company's business combination with Data-Plan Software GmbH (Data-Plan), which was completed on January 28, 1998 and accounted for as a pooling of interests.

2.  Businesses Acquired:

      On January 28, 1998, the Company acquired Data-Plan Software GmbH, a provider of client/server clinical, financial, and administrative health information systems. Under the terms of the agreement, the Company issued 1,119,428 shares of the Company's common stock. This transaction was accounted for as a pooling of interests.

      Separate operating results for Shared Medical Systems Corporation (SMS) and Data-Plan for the three months ended March 31, 1997 are as follows (amounts in thousands):

                                      Three Months Ended
                                        March 31, 1997
                                  ------------------------
                                          (unaudited)
               Revenues:
                SMS...............                $209,879
                Data-Plan.........                   7,465
                                  ------------------------
                                                  $217,344
                                  ========================

               Net Income:
                SMS...............                 $14,096
                Data-Plan.........                    (151)
                                  ------------------------
                                                   $13,945
                                  ========================

      On January 31, 1998, the Company increased its ownership interest in Delta Health Systems from 50% to 100% by purchasing the remaining equity from Delta Computer Systems, Inc. for $21,176,000.

3.  Accounts Receivable:

      At March 31, 1998 and December 31, 1997, the Company's trade accounts receivable were reduced by allowances for doubtful accounts of $10,931,000 and $10,828,000, respectively.

4.  Property and Equipment:

      The major classes of property and equipment at March 31, 1998 and December 31, 1997 were as follows (amounts in thousands):

                                        March 31  December 31
                                          1998       1997
                                        --------  -----------
                                           (unaudited)
      Land and land improvements......  $ 11,596     $ 11,615
      Buildings.......................    67,993       64,559
      Equipment.......................   193,010      188,563
                                        --------     --------
                                         272,599      264,737
       Less accumulated depreciation
        and amortization..............   164,349      158,432
                                        --------     --------
                                        $108,250     $106,305
                                        ========     ========

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

5. Computer Software:

      The accumulated amortization for capitalized internally produced computer software and purchased software at March 31, 1998 and December 31, 1997 was $52,620,000 and $50,640,000, respectively.

6. Goodwill:

      Goodwill included in other assets, net of accumulated amortization, was $50,668,000 and $26,639,000 as of March 31, 1998 and December 31, 1997,
      respectively. The increase in goodwill from December 31, 1997 was primarily the result of the Company increasing its ownership interest in Delta Health Systems as further described in Note 2.

7. Comprehensive Income:

      In June 1997, the Financial Accounting Standards Board issued Statement 130, Reporting Comprehensive Income, which established standards for reporting of comprehensive income and its components. The Company's only component of other comprehensive income at March 31, 1998 consisted of foreign currency translation adjustments. The adoption of this statement had no impact on the Company's net income or stockholders' equity. The Company's comprehensive income for the three months ended March 31 was:

                                              Quarter Ended
                                                 March 31
                                         -----------------------
                                           1998            1997
                                         -------         -------
                                                (unaudited)
        Net Income                       $17,821         $13,945
        Other comprehensive income:
         Foreign currency translation
          adjustments..................   (2,928)         (3,988)
                                         -------         -------
        Comprehensive income...........  $14,893         $ 9,957
                                         =======         =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition
---------------------------------------

The Company's financial condition has remained strong throughout the three months ended March 31, 1998. Management is not aware of any potential material impairments to, or material changes in, the Company's current financial position.

The most significant requirements for funds now anticipated are for construction of an office building at the Company's corporate headquarters, purchases of equipment, and payment of cash dividends. The Company plans to fund construction of the office building principally through external financing. All other anticipated expenditures will be funded primarily through internally generated funds supplemented from time to time by external borrowings.

At March 31, 1998, the Company had lines of credit with banks of approximately $173,065,000, generally at their prime interest rates. At March 31, 1998, approximately $57,498,000 of these lines of credit were unused.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Material Changes in Results of Operations
-----------------------------------------

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997.

  Revenues
  --------
     Service and system fees revenues were $213,731,000, an increase of 13.5% compared to the first quarter of 1997. This increase was primarily due to higher levels of professional services and software fees. The higher level of professional services was generally attributable to system support, consulting fees, and system installations. The increase in software fees was due to higher levels of sales and installations to new and existing customers.

     Hardware sales revenues increased to $41,735,000 for the first quarter of 1998 from $29,055,000 in the first quarter of 1997, primarily due to the installation of IBM mainframe systems to new and existing customers that process the Company's INVISION product at their site, and changes in the timing and product mix of systems installed.

  Cost and Expenses
  -----------------
     Operating and development expenses increased to 48.4% of service and system fees revenues in the first quarter of 1998 from 48.2% for the first quarter 1997. This change was principally due to a higher rate of growth, as compared to the growth in service and system fees revenues, for personnel and related costs associated with software development and facilities management services provided to customers, partially offset by a lower rate of growth for computer hardware and associated costs at the Company's Information Services Center.

     Marketing and installation expenses decreased to 31.4% of service and system fees revenues in the first quarter of 1998 from 32.3% in the first quarter of 1997, primarily due to a lower rate of growth, as compared to the growth in service and system fees revenues, for customer implementation costs.

     General and administrative expenses, as a percentage of service and systems fees revenues, decreased to 9.1% in the first quarter of 1998 from 9.7% in the first quarter of 1997. This change was primarily due to a lower rate of growth for personnel and related costs as part of the Company's continuing efforts to leverage administrative costs over an increasing revenue base.

     Cost of hardware sales increased to 84.9% of hardware sales revenues in the first quarter of 1998 from 83.3% in the first quarter of 1997. This change was primarily due to the different product mixes of systems installed in each quarter.

     Interest expense was $1,412,000 in the quarter ended March 31, 1998 compared to $702,000 in the same period in 1997. This change was generally attributable to a higher level of average outstanding short-term borrowings during the current period. The increase in average outstanding short-term borrowings was partially attributable to funds used for businesses and investments acquired in the first quarter of 1998 and fourth quarter of 1997.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

  Provision for Income Taxes
  --------------------------

     Income taxes increased $2,373,000 in the quarter ended March 31, 1998 when compared to the same period in 1997. This change was primarily due to an increase of $6,249,000 in income before income taxes. The Company's effective tax rate for federal, state and foreign income taxes was 38.0% in the first quarter of 1998 and 1997.

  Net Income
  ----------

     Net income was $17,821,000 in the quarter ended March 31, 1998 compared to $13,945,000 in the quarter ended March 31, 1997 for the reasons discussed above.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Following the Company's initiation of legal action against PeopleSoft, Inc., as described in the Company's report on Form 10-K for the year ended December 31, 1997, the parties agreed to submit their issues to an expedited arbitration. The Company remains confident in its position and expects the arbitration to be concluded within the next two calendar quarters.

Item 2.  Changes In Securities

On January 28, 1998 the Company issued 1,119,428 shares of its Common Stock to acquire Data-Plan Software GmbH (Data-Plan), in a transaction not subject to the Securities Act of 1933, as amended (the Act), or exempt from registration under
Section 4(2) of the Act. On February 27, 1998 the Company filed a registration statement on Form S-3 registering for resale the shares of its Common Stock issued in connection with the business combination with Data-Plan. An amendment to the registration statement was filed on April 27, 1998. The registration statement, as amended, was declared effective on April 29, 1998.

Item 6.  Exhibits and Reports on Form 8-k.

(a)   The following exhibits are included in this report:

        No.                        Description
        ----  -----------------------------------------------------------

        (27)  Financial Data Schedules:

                 For the Three Months Ended March 31, 1998

                 Restated for the Year Ended December 31, 1997

                 Restated for the Nine Months Ended September 30, 1997

                 Restated for the Six Months Ended June 30, 1997

                 Restated for the Three Months Ended March 31, 1997

                 Restated for the Year Ended December 31, 1996

                 Restated for the Nine Months Ended September 30, 1996

                 Restated for the Six Months Ended June 30, 1996

                 Restated for the Three Months Ended March 31, 1996

                 Restated for the Year Ended December 31, 1995

 (b) No reports on Form 8-K were filed during the three-month period ended March 31, 1998.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SHARED MEDICAL SYSTEMS CORPORATION
                                ----------------------------------
                                Registrant



May 15, 1998                    /S/ Terrence W. Kyle
------------                    ----------------------------------
   Date                         Terrence W. Kyle
                                Senior Vice President, Treasurer,
                                and Assistant Secretary,
                                Principal Financial Officer and
                                Duly Authorized Officer

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

                                 Exhibit Index


    No.                          Description
    ---   ------------------------------------------------------------

    (27)  Financial Data Schedules:

              For the Three Months Ended March 31, 1998

              Restated for the Year Ended December 31, 1997

              Restated for the Nine Months Ended September 30, 1997

              Restated for the Six Months Ended June 30, 1997

              Restated for the Three Months Ended March 31, 1997

              Restated for the Year Ended December 31, 1996

              Restated for the Nine Months Ended September 30, 1996

              Restated for the Six Months Ended June 30, 1996

              Restated for the Three Months Ended March 31, 1996

              Restated for the Year Ended December 31, 1995