Form 10-Q
period 1998-06-30
SHARED MEDICAL SYSTEMS CORP
filed 1998-08-13
CIK 89415

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1998

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
Yes X   No
   ---    ---

On July 31, 1998, there were 26,546,310 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      SHARED MEDICAL SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                             (Amounts in thousands)

                                                   June 30         December 31
                                                     1998             1997*
                                                  ---------        -----------
                                                           (unaudited)
ASSETS
Current Assets:
 Cash and short-term investments.................  $ 23,495           $ 30,692
 Accounts receivable, net........................   282,518            254,801
 Prepaid expenses and other current assets.......    36,014             33,767
                                                  ---------        -----------
   Total Current Assets..........................   342,027            319,260
Property and Equipment, net......................   113,850            106,305
Computer Software, net...........................    68,051             60,921
Other Assets.....................................   166,835            127,490
                                                  ---------        -----------
                                                   $690,763           $613,976
                                                  =========        ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Notes payable...................................  $132,551           $ 49,692
 Current portion of long-term debt and
  capital leases.................................     2,792              2,670
 Dividends payable...............................     5,569              5,268
 Accounts payable................................    21,125             33,562
 Accrued expenses................................    49,999             75,370
 Current deferred revenues.......................    32,027             36,677
 Accrued and current deferred income taxes.......    32,785             26,345
                                                  ---------        -----------
   Total Current Liabilities.....................   276,848            229,584
                                                  ---------        -----------
Deferred Revenues................................     6,607              7,398
                                                  ---------        -----------
Long-Term Debt and Capital Leases................    14,819             16,291
                                                  ---------        -----------
Deferred Income Taxes............................    18,846             30,846
                                                  ---------        -----------
Commitments
Stockholders' Investment:
  Preferred stock, par value $.10;
   authorized 1,000,000 shares; none issued......      -                 -
  Common stock, par value $.01; authorized
   120,000,000 shares; 30,579,333 shares issued
    in 1998 and 30,266,512 in 1997...............       306                303
  Paid-in capital................................    78,999             59,897
  Retained earnings..............................   361,723            334,981
  Common stock in treasury, at cost, 4,060,608
   shares in 1998 and 4,060,785 in 1997..........   (56,023)           (56,021)
  Cumulative translation adjustment..............   (11,362)            (9,303)
                                                  ---------        -----------
   Total Stockholders' Investment................   373,643            329,857
                                                  ---------        -----------
                                                   $690,763           $613,976
                                                  =========        ===========

* Restated to reflect the acquisition of Data-Plan Software GmbH in January 1998, which was accounted for as a pooling of interests.

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                      -----------------------------------
              (Amounts in thousands except for per share amounts)

                                           Three Months Ended      Six Months Ended
                                                 June 30                June 30
                                          --------------------   --------------------
                                              1998      1997*        1998      1997*
                                          --------------------   --------------------
                                                (unaudited)            (unaudited)
Revenues:
 Service and system fees..................  $220,665  $188,917     $434,396  $377,206
 Hardware sales...........................    36,327    28,450       78,062    57,505
                                          --------------------   --------------------

                                             256,992   217,367      512,458   434,711
                                          --------------------   --------------------
Cost and Expenses:
 Operating and development................   104,018    90,159      207,386   180,947
 Marketing and installation...............    75,368    62,384      142,383   123,247
 General and administrative...............    17,126    16,411       36,641    34,716
 Cost of hardware sales...................    29,165    24,441       64,578    48,633
 Interest.................................     2,112     1,108        3,524     1,810
                                          --------------------   --------------------

                                             227,789   194,503      454,512   389,353
                                          --------------------   --------------------

Income Before Income Taxes................    29,203    22,864       57,946    45,358

Provision for Income Taxes................    11,102     8,687       22,024    17,236
                                          --------------------   --------------------


Net Income................................  $ 18,101  $ 14,177     $ 35,922  $ 28,122
                                          ====================   ====================

Net Income Per Common Share:
  Basic...................................      $.69      $.54        $1.37     $1.08
                                          ====================   ====================
  Diluted.................................      $.67      $.53        $1.33     $1.06
                                          ====================   ====================
Number of shares used to
 compute per share amounts:
  Basic...................................    26,314    26,015       26,257    25,990
                                          ====================   ====================
  Diluted.................................    27,107    26,503       27,037    26,512
                                          ====================   ====================

Dividends Declared
 Per Common Share.........................      $.21      $.21         $.42      $.42
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

                      SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                             (Amounts in thousands)

                                                      Six Months Ended
                                                           June 30
                                                   ----------------------
                                                     1998          1997*
                                                   --------      --------
                                                         (unaudited)
Cash Flows from Operating Activities:
 Net Income......................................  $ 35,922      $ 28,122
 Adjustments to reconcile net income to net
  cash used for operating activities -
    Depreciation and amortization................    21,336        19,566
    Asset (increase) decrease -
      Accounts receivable........................   (17,285)      (13,922)
      Prepaid expenses and other current assets..      (639)        1,774
      Other assets...............................   (19,658)      (10,751)
    Liability increase (decrease) -
      Accounts payable and accrued expenses......   (42,341)      (27,453)
      Accrued and current deferred income taxes..     5,776         6,533
      Deferred revenues..........................    (6,983)      (11,059)
      Deferred income taxes......................     2,000         1,971
    Other........................................    (3,809)       (2,061)
                                                   --------     ---------

      Net cash used for operating activities.....   (25,681)       (7,280)
                                                   --------     ---------

Cash Flows from Investing Activities:
 Property and equipment additions................   (18,616)      (10,243)
 Computer software additions.....................   (12,561)      (10,014)
 Businesses acquired.............................   (25,101)          -
 Equipment dispositions..........................       363         1,098
                                                   --------     ---------

      Net cash used for investing activities.....   (55,915)      (19,159)
                                                   --------     ---------
Cash Flows from Financing Activities:
 Dividends paid..................................   (10,789)      (10,168)
 Exercise of stock options.......................     4,844         4,775
 Increase in notes payable.......................    81,697        23,268
 Payments of long-term debt and capital
  lease obligations..............................    (1,351)       (3,509)
 Change in treasury stock........................        (2)           (9)
                                                   --------     ---------

      Net cash provided by financing activities..    74,399        14,357
                                                   --------     ---------

Net Decrease in Cash and Short-Term Investments..    (7,197)      (12,082)
Cash and Short-Term Investments, Beginning
 of Period.......................................    30,692        42,124
                                                   --------     ---------

Cash and Short-Term Investments, End of Period...  $ 23,495      $ 30,042
                                                   ========      ========



* Restated to reflect the acquisition of Data-Plan Software GmbH in January 1998, which was accounted for as a pooling of interests.


The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Notes to Consolidated Financial Statements - June 30, 1998 (unaudited):

1. Basis of Presentation:

    The information furnished in this Form 10-Q reflects all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial statements contained herein.

    All periods prior to January 1, 1998 have been restated to reflect the Company's business combination with Data-Plan Software GmbH (Data-Plan), which was completed on January 28, 1998 and accounted for as a pooling of interests.

2. Businesses Acquired:

    On January 28, 1998, the Company acquired Data-Plan Software GmbH, a provider of client/server clinical, financial, and administrative health information systems. Under the terms of the agreement, the Company issued 1,119,428 shares of the Company's common stock. This transaction was accounted for as a pooling of interests.

    Separate operating results for Shared Medical Systems Corporation (SMS) and Data-Plan for the quarter and six months ended June 30, 1997 were as follows (amounts in thousands):

                                         Three Months            Six Months
                                            Ended                  Ended
                                        June 30, 1997          June 30, 1997
                                      -----------------      -----------------
                                         (unaudited)            (unaudited)
                   Revenues:
                    SMS...............         $213,394               $423,273
                    Data-Plan.........            3,973                 11,438
                                      -----------------      -----------------
                                               $217,367               $434,711
                                      =================      =================


                   Net Income:
                    SMS...............          $14,521                $28,617
                    Data-Plan.........             (344)                  (495)
                                      -----------------      -----------------
                                                $14,177                $28,122
                                      =================      =================


    On January 31, 1998, the Company increased its ownership interest in Delta Health Systems from 50% to 100% by purchasing the remaining equity from Delta Computer Systems, Inc. for $21,176,000.

    During May and June 1998, the Company acquired two companies for 187,674 shares of the Company's common stock. These acquisitions were accounted for as poolings of interests. Prior periods have not been restated due to immateriality.

3. Accounts Receivable:

    At June 30, 1998 and December 31, 1997, the Company's trade accounts receivable were reduced by allowances for doubtful accounts of $10,242,000 and $10,828,000, respectively.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

4. Property and Equipment:

    The major classes of property and equipment at June 30, 1998 and December 31, 1997 were as follows (amounts in thousands):

                                        June 30          December 31
                                         1998               1997
                                       --------          -----------
                                                (unaudited)

    Land and land improvements.......  $ 11,598             $ 11,615
    Buildings........................    73,153               64,559
    Equipment........................   196,594              188,563
                                       --------          -----------
                                        281,345              264,737
      Less accumulated depreciation
       and amortization..............   167,495              158,432
                                       --------          -----------
                                       $113,850             $106,305
                                       ========          ===========


5. Computer Software:

    The accumulated amortization for capitalized internally produced computer software and purchased software at June 30, 1998 and December 31, 1997 was $73,066,000 and $66,549,000, respectively.

6. Goodwill:

    Goodwill included in other assets, net of accumulated amortization, was $50,090,000 and $26,639,000 as of June 30, 1998 and December 31, 1997,
    respectively. The increase in goodwill from December 31, 1997 was primarily the result of the Company increasing its ownership interest in Delta Health Systems as further described in Note 2.

7. Comprehensive Income:

    In June 1997, the Financial Accounting Standards Board issued Statement 130, Reporting Comprehensive Income, which established standards for reporting of comprehensive income and its components. The Company's only component of other comprehensive income at June 30, 1998 was foreign currency translation adjustments. The adoption of this statement had no impact on the Company's net income or stockholders' equity. The Company's comprehensive income for the quarter and six months ended June 30 was:


                                        Quarter Ended        Six Months Ended
                                           June 30                June 30
                                   --------------------    --------------------
                                      1998        1997       1998        1997
                                   ---------   --------    --------    --------
                                         (unaudited)            (unaudited)

     Net Income....................  $18,101    $14,177     $35,922     $28,122
     Other Comprehensive Income:
      Foreign currency
       translation adjustments.....      869       (418)     (2,059)     (4,406)
                                   ---------   --------    --------    --------
     Comprehensive Income..........  $18,970    $13,759     $33,863     $23,716
                                   =========   ========    ========    ========

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition
---------------------------------------

The Company's financial condition remained strong through June 30, 1998. Management is not aware of any potential material impairments to, or material changes in, the Company's current financial position.

The most significant requirements for funds now anticipated are for construction of an office building at the Company's corporate headquarters, purchases of equipment and payment of cash dividends. The Company plans to fund construction of the office building principally through external financing. All other anticipated expenditures will be funded primarily through internally generated funds supplemented from time to time by bank borrowings.

At June 30, 1998, the Company had lines of credit with banks of approximately $174,570,000, generally at their prime interest rates. At June 30, 1998, approximately $42,019,000 of these lines of credit were unused.

Material Changes in Results of Operations
-----------------------------------------

Three Months Ended June 30, 1998 Compared to the Three Months Ended
June 30, 1997.

  Revenues
  --------

     Service and system fees revenues were $220,665,000, an increase of 16.8% compared to the second quarter of 1997. This increase was primarily due to higher levels of professional services and system fees in the U.S. The higher level of professional services was generally attributable to system installations, support, and consulting fees. The increase in system fees was due to higher levels of sales and installations to new and existing customers. European revenues continue to be adversely impacted by restrictions in government spending and the strengthening of the U.S. dollar against certain European currencies.

     Hardware sales revenues increased to $36,327,000 for the second quarter of 1998 from $28,450,000 in the second quarter of 1997, primarily due to the installation of IBM mainframe systems to new and existing customers that process the Company's INVISION product at their sites, and changes in the timing and mix of other installed systems. Historical hardware sales revenues are not necessarily indicative of future trends, and no assurance can be given that the recent rate of growth will continue.

  Cost and Expenses
  -----------------

     Operating and development expenses decreased to 47.1% of service and system fees revenues in the second quarter of 1998 from 47.7% for the second quarter 1997. This change was principally due to a lower rate of growth, as compared to the growth in service and system fees revenues, for computer hardware and associated costs at the Company's Information Services Center, partially offset by a higher rate of growth for personnel and related costs associated with facilities management, consulting, and support services provided to customers, and certain customer related expenses.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

     Marketing and installation expenses increased to 34.2% of service and system fees revenues in the second quarter of 1998 from 33.0% in the second quarter of 1997, primarily due to a higher rate of growth, as compared to the growth in service and system fees revenues, for customer implementation costs.

     General and administrative expenses, as a percentage of service and systems fees revenues, decreased to 7.8% in the second quarter of 1998 from 8.7% in the second quarter of 1997. This change was primarily due to a lower rate of growth for personnel and related costs as part of the Company's continuing efforts to leverage administrative costs over an increasing revenue base.

     Cost of hardware sales decreased to 80.3% of hardware sales revenues in the second quarter of 1998 from 85.9% in the second quarter of 1997. This change was primarily due to the different product mixes of systems installed between periods.

     Interest expense was $2,112,000 in the quarter ended June 30, 1998 compared to $1,108,000 in the same period in 1997. This change was generally attributable to a higher level of average outstanding short-term borrowings during the current period. The increase in average outstanding short-term borrowings was partially attributable to funds used for businesses and investments acquired in the first quarter of 1998 and fourth quarter of 1997.

  Provision for Income Taxes
  --------------------------

     Income taxes increased $2,415,000 in the quarter ended June 30, 1998 when compared to the same period in 1997. This change was primarily due to an increase of $6,339,000 in income before income taxes. The Company's effective tax rate for federal, state and foreign income taxes was 38.0% in the second quarter of 1998 and 1997.

  Net Income
  ----------

     Net income was $18,101,000 in the quarter ended June 30, 1998 compared to $14,177,000 in the quarter ended June 30, 1997 for the reasons discussed above.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997.

  Revenues
  --------

     Service and system fees revenues were $434,396,000, an increase of 15.2% compared to the same period in 1997. This increase was primarily due to higher levels of professional services and system fees in the U.S. The higher level of professional services was generally attributable to system installations, support, and consulting fees. The increase in system fees was due to higher levels of sales and installations to new and existing customers. European revenues continue to be adversely impacted by restrictions in government spending and the strengthening of the U.S. dollar against certain European currencies.

     Hardware sales revenues increased to $78,062,000 for the six months ended June 30, 1998 from $57,505,000 for the same period in 1997, primarily due to the installation of IBM mainframe systems to new and existing customers that process the Company's INVISION product at their sites, and changes in the timing and mix of other installed systems. Historical hardware sales revenues are not necessarily indicative of future trends, and no assurance can be given that the recent rate of growth will continue.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

 Cost and Expenses
 -----------------

    Operating and development expenses decreased to 47.7% of service and system fees revenues for the six months ended June 30, 1998 from 48.0% in the comparable period of 1997. This change was principally due to a lower rate of growth, as compared to the growth in service and system fees revenues, for computer hardware and associated costs at the Company's Information Services Center, partially offset by a higher rate of growth for personnel and related costs associated with facilities management, consulting, and support services provided to customers, and certain customer related expenses.

    Marketing and installation expenses increased to 32.8% of service and system fees revenues for the six months ended June 30, 1998 from 32.7% in the comparable period of 1997, primarily due to a higher rate of growth, as compared to the growth in service and system fees revenues, for customer implementation costs.

    General and administrative expenses, as a percentage of service and system fees revenues, decreased to 8.4% for the six months ended June 30, 1998 from 9.2% in the comparable period of 1997. This change was primarily due to a lower rate of growth for personnel and related costs as part of the Company's continuing efforts to leverage administrative costs over an increasing revenue base.

    Cost of hardware sales decreased to 82.7% of hardware sales revenues for the six months ended June 30, 1998 from 84.6% in the comparable period of 1997. This change was primarily due to the different product mixes of systems installed between periods.

    Interest expense was $3,524,000 for the six months ended June 30, 1998 compared to $1,810,000 in the same period in 1997. This change was generally attributable to a higher level of average outstanding short-term borrowings during the current period. The increase in average outstanding short-term borrowings was partially attributable to funds used for businesses and investments acquired during the first quarter of 1998 and fourth quarter of 1997.

 Provision for Income Taxes
 --------------------------

    Income taxes increased $4,788,000 in the first two quarters of 1998 when compared to the same period in 1997. This change was primarily due to an increase of $12,588,000 in income before income taxes. The Company's effective tax rate for federal, state and foreign income taxes was 38.0% for the six months ended June 30, 1998 and 1997.

 Net Income
 ----------

    Net income was $35,922,000 in the first two quarters of 1998 compared to $28,122,000 in the first two quarters of 1997 for the reasons discussed above.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Year 2000
---------

In 1995, the Company established a task force to deal with Year 2000 compliance and began to modify both its products and its internal computer systems. The Company believes that its new products and releases are Year 2000 compliant.
The Company has developed enhancements to make certain earlier releases compliant and has conducted customer education, training and communications programs to provide information to customers using non-compliant releases. The Company is currently in the process of developing additional enhancements and programs to assist its customers in becoming Year 2000 compliant. Costs incurred modifying products sold to customers have been recorded in accordance with the Company's policy for internally produced software.

While the Company believes that the measures that it has taken are adequate to protect it and that all of its current products will be Year 2000 compliant by early 1999, it is possible that claims will be made against the Company should its customers experience Year 2000 problems. Such claims could relate to (i) malfunctions in Company products and releases, which have not been upgraded whether because an enhancement has not been provided by the Company or because the Company-provided enhancement has not been installed by the customer, (ii) difficulties resulting from Year 2000 problems related to third-party software included as components of Company solutions, or third-party applications to which the Company's products interface, or (iii) consulting services provided by the Company to its customers concerning Year 2000 issues.

The majority of the Company's internal systems are Year 2000 compliant. The Company is currently in the process of developing solutions for its few remaining non-compliant internal systems and expects these systems to be compliant on a timely basis. All expenses related to modifying internal computer systems have been expensed as incurred.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The arbitration with PeopleSoft, Inc. (PeopleSoft) described in the Company's report on Form 10-Q for the quarter ended March 31, 1998 has been concluded and the underlying distribution agreement remains in effect.

Item 2.  Changes in Securities.

On May 29, 1998 the Company issued 57,593 shares of its Common Stock to the five former shareholders of JJO Enterprises, Inc. (JJO) in exchange for all of the outstanding shares of JJO, in a transaction exempt under Section 4(2) and Regulation D of the Securities Act of 1933, as amended. On June 29, 1998 the Company filed a registration statement on Form S-3 registering for resale the shares of its Common Stock issued in connection with the business combination with JJO. Such registration statement was declared effective by the Securities and Exchange Commission on July 30, 1998.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on May 15, 1998. At the meeting, the Company's stockholders were requested to elect seven directors for one-year terms. The following is a summary of the votes for elected directors:



--------------------------------------------------------------------------------
                                                        Votes          Broker
              Nominee                  Votes For       Withheld       Non-Votes
--------------------------------------------------------------------------------

R. James Macaleer...................    23,972,127       61,758            0
Raymond K. Denworth, Jr.............    23,904,503      129,382            0
Frederick W. DeTurk.................    23,961,579       72,306            0
Josh S. Weston......................    23,954,158       79,727            0
Jeffrey S. Rubin....................    23,964,537       69,348            0
Marvin S. Cadwell...................    23,963,754       70,131            0
Gail R. Wilensky, Ph.D..............    23,956,279       77,606            0
--------------------------------------------------------------------------------

There are no other persons whose terms as director continued after the annual stockholders meeting.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   The following exhibits are included in this report:

         No.                    Description
         ---    -------------------------------------------

         (10)   Material Contracts -

                Performance bonus plans - 1998:

                   Marvin S. Cadwell

                   Form of performance bonus plan:

                      V. Brewster Jones

                      Terrence W. Kyle

                      Francis W. Lavelle

                      David F. Perri

                      Guillermo N. Ramas, Sr.

         (27)   Financial Data Schedules

                   For the Six Months Ended June 30, 1998

                   Amended for the Year Ended December 31, 1995

   (b) On July 14, 1998, the Company filed a Form 8-K dated June 30, 1998, in connection with the issuance of 130,081 shares of its Common Stock to the shareholders of DP Informatica, Srl, (DPI), an Italian corporation, as consideration for the Company's acquisition of DPI. This transaction was accounted for as a pooling of interests. Prior periods have not been restated due to immateriality. An exemption from the registration requirements of the Securities Act of 1933, as amended, was claimed under Regulation S.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SHARED MEDICAL SYSTEMS CORPORATION
                                    ----------------------------------
                                    Registrant


August 13, 1998                     /S/Terrence W. Kyle
---------------                     -----------------------------------
    Date                            Terrence W. Kyle
                                    Senior Vice President, Treasurer,
                                    and Assistant Secretary,
                                    Principal Financial Officer and
                                    Duly Authorized Officer

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

                                 Exhibit Index

     No.                           Description
     ---       ------------------------------------------------------------

     (10)      Material Contracts -

               Performance bonus plans - 1998:

                  Marvin S. Cadwell

                  Form of performance bonus plan:

                     V. Brewster Jones

                     Terrence W. Kyle

                     Francis W. Lavelle

                     David F. Perri

                     Guillermo N. Ramas, Sr.

     (27)      Financial Data Schedules

                  For the Six Months Ended June 30, 1998

                  Amended for the Year Ended December 31, 1995