Form 10-Q
period 1998-09-30
SHARED MEDICAL SYSTEMS CORP
filed 1998-11-16
CIK 89415

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998

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
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


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

On October 30, 1998, there were 26,600,878 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      SHARED MEDICAL SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                            (Amounts in thousands)

                                                       September 30   December 31
                                                           1998          1997*
                                                       ------------  ------------
                                                              (unaudited)
ASSETS
Current Assets:
 Cash and short-term investments.....................      $ 36,486      $ 30,692
 Accounts receivable, net............................       317,226       254,801
 Prepaid expenses and other current assets...........        40,601        33,767
                                                       ------------  ------------
   Total Current Assets..............................       394,313       319,260
Property and Equipment, net..........................       122,839       106,305
Computer Software, net...............................        68,165        60,921
Other Assets.........................................       177,403       127,490
                                                       ------------  ------------
                                                           $762,720      $613,976
                                                       ============  ============
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Notes payable.......................................      $178,751      $ 49,692
 Current portion of long-term debt and
  capital leases.....................................         2,898         2,670
 Dividends payable...................................         5,585         5,268
 Accounts payable....................................        30,004        33,562
 Accrued expenses....................................        57,025        75,370
 Current deferred revenues...........................        34,836        36,677
 Accrued and current deferred income taxes...........        29,476        26,345
                                                       ------------  ------------
   Total Current Liabilities.........................       338,575       229,584
                                                       ------------  ------------
Deferred Revenues....................................         6,063         7,398
                                                       ------------  ------------
Long-Term Debt and Capital Leases....................        14,047        16,291
                                                       ------------  ------------
Deferred Income Taxes................................        19,846        30,846
                                                       ------------  ------------
Commitments
Stockholders' Investment:
  Preferred stock, par value $.10;
   authorized 1,000,000 shares; none issued..........        -             -
  Common stock, par value $.01; authorized
   120,000,000 shares;  30,657,987 shares issued in
    1998 and 30,266,512 in 1997......................           307           303
  Paid-in capital....................................        81,043        59,897
  Retained earnings..................................       372,343       334,981
  Common stock in treasury, at cost, 4,060,720
   shares in 1998 and 4,060,785 in 1997..............       (55,954)      (56,021)
  Cumulative translation adjustment..................       (13,550)       (9,303)
                                                       ------------  ------------
   Total Stockholders' Investment....................       384,189       329,857
                                                       ------------  ------------
                                                           $762,720      $613,976
                                                       ============  ============

* Restated to reflect the acquisition of Data-Plan Software GmbH in January 1998, which was accounted for as a pooling of interests.

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                      -----------------------------------
              (Amounts in thousands except for per share amounts)

                                               Three Months Ended                        Nine Months Ended
                                                  September 30                             September 30
                                          -----------------------------           ------------------------------
                                               1998              1997*                  1998              1997*
                                          -----------------------------           ------------------------------
                                                    (unaudited)                              (unaudited)
Revenues:
 Service and system fees..................   $241,485          $202,636               $675,881          $579,842
 Hardware sales...........................     42,148            27,211                120,210            84,716
                                          -----------------------------           ------------------------------


                                              283,633           229,847                796,091           664,558
                                          -----------------------------           ------------------------------

Cost and Expenses:
 Operating and development................    119,514            96,450                326,900           277,397
 Marketing and installation...............     81,723            67,368                224,106           190,615
 General and administrative...............     20,572            17,759                 57,213            52,475
 Cost of hardware sales...................     33,200            23,226                 97,778            71,859
 Interest.................................      2,488             1,007                  6,012             2,817
                                          -----------------------------           ------------------------------
                                              257,497           205,810                712,009           595,163
                                          -----------------------------           ------------------------------

Income Before Income Taxes................     26,136            24,037                 84,082            69,395

Provision for Income Taxes................      9,931             9,135                 31,955            26,371
                                          -----------------------------           ------------------------------

Net Income................................   $ 16,205          $ 14,902               $ 52,127          $ 43,024
                                          =============================           ==============================

Net Income Per Common Share:
  Basic...................................       $.61              $.57                  $1.98             $1.65
                                          =============================           ==============================
  Diluted.................................       $.60              $.56                  $1.93             $1.62
                                          =============================           ==============================
Number of shares used to
 compute per share amounts................
  Basic...................................     26,496            26,092                 26,337            26,024
                                          =============================           ==============================
  Diluted.................................     27,147            26,606                 27,074            26,543
                                          =============================           ==============================

Dividends Declared
 Per Common Share.........................       $.21              $.21                   $.63              $.63
                                          =============================           ==============================



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

                      SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                            (Amounts in thousands)

                                                        Nine Months Ended
                                                           September 30
                                                    -------------------------
                                                       1998            1997*
                                                    -----------     ---------
                                                            (unaudited)
Cash Flows from Operating Activities:
 Net Income......................................      $ 52,127      $ 43,024
 Adjustments to reconcile net income to net
  cash provided by operating activities -
    Depreciation and amortization................        32,901        28,865
    Asset (increase) decrease -
      Accounts receivable........................       (47,014)      (26,233)
      Prepaid expenses and other current assets..        (4,570)       (6,500)
      Other assets...............................       (21,554)      (21,880)
    Liability increase (decrease) -
      Accounts payable and accrued expenses......       (32,278)       (8,645)
      Accrued and current deferred income taxes..         2,468        11,675
      Deferred revenues..........................        (5,345)       (9,221)
      Deferred income taxes......................         3,000         2,987
    Other........................................        (4,331)       (4,360)
                                                    -----------     ---------

      Net cash (used for) provided by
        operating activities.....................       (24,596)        9,712
                                                    -----------     ---------

Cash Flows from Investing Activities:
 Property and equipment additions................       (34,214)      (17,142)
 Computer software additions.....................       (16,378)      (14,189)
 Businesses acquired.............................       (35,913)          -
 Equipment dispositions..........................           417         1,107
                                                    -----------     ---------

      Net cash used for investing activities.....       (86,088)      (30,224)
                                                    -----------     ---------

Cash Flows from Financing Activities:
 Dividends paid..................................       (16,358)      (15,404)
 Exercise of stock options.......................         6,889         6,466
 Increase in notes payable.......................       127,897        18,974
 Payments of long-term debt and capital
  lease obligations..............................        (2,017)       (4,913)
 Change in treasury stock........................            67          (409)
                                                    -----------     ---------

      Net cash provided by financing activities..       116,478         4,714
                                                    -----------     ---------

Net Increase (Decrease) in Cash and Short-Term
 Investments.....................................         5,794       (15,798)
Cash and Short-Term Investments, Beginning
 of Period.......................................        30,692        42,124
                                                    -----------     ---------

Cash and Short-Term Investments, End of Period...      $ 36,486      $ 26,326
                                                    ===========     =========



* Restated to reflect the acquisition of Data-Plan Software GmbH in January 1998, which was accounted for as a pooling of interests.


The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Notes to Consolidated Financial Statements - September 30, 1998 (unaudited):

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

    Separate operating results for Shared Medical Systems Corporation (SMS) and Data-Plan for the quarter and nine months ended September 30, 1997 were as follows (amounts in thousands):

                                                 Three Months              Nine Months
                                                    Ended                    Ended
                                                 September 30              September 30
                                                     1997                      1997
                                               ----------------          ----------------
                                                 (unaudited)               (unaudited)
                     Revenues:
                      SMS....................          $224,732                  $648,005
                      Data-Plan..............             5,115                    16,553
                                               ----------------          ----------------
                                                       $229,847                  $664,558
                                               ================          ================


                     Net Income:
                      SMS....................          $ 14,987                  $ 43,604
                      Data-Plan..............               (85)                     (580)
                                               ----------------          ----------------
                                                       $ 14,902                  $ 43,024
                                               ================          ================

    On January 31, 1998, the Company increased its ownership interest in Delta Health Systems from 50% to 100% by purchasing the remaining equity from Delta Computer Systems, Inc. for $21,176,000.

    On May 29, 1998, the Company acquired JJO Enterprises, a provider of decision support applications, for 57,593 shares of the Company's common stock. This transaction was accounted for as a pooling of interests. Prior periods have not been restated due to immateriality.

    On June 30, 1998, the Company acquired D.P. Informatica, Srl, a provider of information systems and services in Italy, for 130,081 shares of the Company's common stock. This transaction was accounted for as a pooling of interests. Prior periods have not been restated due to immateriality.

    On July 16, 1998, the Company completed the acquisition of Pyrenees Informatique, SA, for $10,812,000. Pyrenees is a provider of healthcare information systems in France. This transaction was accounted for as a purchase.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------


3. Accounts Receivable:

    At September 30, 1998 and December 31, 1997, the Company's trade accounts receivable were reduced by allowances for doubtful accounts of $11,374,000 and $10,828,000, respectively.

4. Property and Equipment:

    The major classes of property and equipment at September 30, 1998 and December 31, 1997 were as follows (amounts in thousands):

                                      September 30   December 31
                                          1998           1997
                                      ------------   -----------
                                       (unaudited)   (unaudited)
    Land and land improvements......      $ 11,596      $ 11,615
    Buildings.......................        78,919        64,559
    Equipment.......................       206,927       188,563
                                      ------------   -----------
                                           297,442       264,737
       Less accumulated depreciation
         and amortization...........       174,603       158,432
                                      ------------   -----------
                                          $122,839      $106,305
                                      ============   ===========

5. Computer Software:

    The accumulated amortization for capitalized internally produced computer software and purchased software at September 30, 1998 and December 31, 1997 was $76,767,000 and $66,549,000, respectively.

6. Goodwill:

    Goodwill included in other assets, net of accumulated amortization, was $58,862,000 and $26,639,000 as of September 30, 1998 and December 31, 1997,
    respectively. The increase in goodwill from December 31, 1997 was primarily the result of the Company increasing its ownership interest in Delta Health Systems and the acquisition of Pyrenees Informatique, SA, as further described in Note 2.

7. Comprehensive Income:

    The Company's comprehensive income for the quarter and nine months ended September 30, 1998 was (amounts in thousands):


                                                        Quarter Ended               Nine Months Ended
                                                        September 30                   September 30
                                                  ------------------------      ------------------------
                                                     1998           1997           1998           1997
                                                  ---------      ---------      ---------      ---------
                                                         (unaudited)                   (unaudited)
     Net Income................................     $16,205        $14,902        $52,127        $43,024
     Other Comprehensive Income:
      Foreign currency translation
       adjustments.............................      (2,188)        (3,204)        (4,247)        (7,610)
                                                  ---------      ---------      ---------      ---------
     Comprehensive Income......................     $14,017        $11,698        $47,880        $35,414
                                                  =========      =========      =========      =========

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

8. Business Segment Information:

    Business segment information for the Company for the quarter and nine months ended September 30, 1998 and 1997 was as follows (amounts in thousands):


                                                        Quarter Ended          Nine Months Ended
                                                         September 30             September 30
                                                    --------------------     --------------------
                                                       1998       1997          1998       1997
                                                    --------------------     --------------------
                                                         (unaudited)              (unaudited)
     Revenues:
      North America..............................    $253,508   $200,629      $705,233   $576,374
      International..............................      30,125     29,218        90,858     88,184
                                                    --------------------     --------------------
                                                     $283,633   $229,847      $796,091   $664,558
                                                    ====================     ====================

     Pretax Income/(Loss):
      North America..............................     $33,864    $25,412      $ 95,764    $76,252
      International..............................      (7,728)    (1,375)      (11,682)    (6,857)
                                                    --------------------     --------------------
                                                      $26,136    $24,037      $ 84,082    $69,395
                                                    ====================     ====================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition
---------------------------------------

The Company's financial condition has remained strong throughout the nine months ended September 30, 1998. Management is not aware of any potential material impairments to, or material changes in, the Company's current financial position.

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

At September 30, 1998, the Company had lines of credit with banks of approximately $221,837,000, generally at their prime interest rates. At September 30, 1998, approximately $43,086,000 of these lines of credit were unused.


Material Changes in Results of Operations
-----------------------------------------

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997.

  Revenues
  --------

     Service and system fees revenues were $241,485,000, an increase of 19.2% compared to the third quarter of 1997. This increase was primarily due to higher levels of professional services in North America. The higher level of professional services was generally attributable to system installations, support, consulting, and facilities management fees. International revenues continue to be adversely impacted by weak demand and difficult economic conditions due in part to restrictions in spending by various European governments.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

     Hardware sales revenues increased to $42,148,000 for the third quarter of 1998 from $27,211,000 in the third quarter of 1997, primarily due to the installation of IBM mainframe systems to new and existing customers that process the Company's INVISION product at their sites, and changes in the timing and mix of other installed systems. Historical hardware sales revenues are not necessarily indicative of future trends.

Cost and Expenses
-----------------

     Operating and development expenses increased to 49.5% of service and system fees revenues in the third quarter of 1998 from 47.6% for the third quarter of 1997. This change was primarily due to a higher rate of growth, as compared to the growth in service and system fees revenues, for personnel and related costs associated with support, facilities management, and consulting services provided to customers; and certain customer related expenses, including costs for third-party software, partially offset by a lower rate of growth for computer hardware and associated costs at the Company's Information Services Center.

     Marketing and installation expenses increased to 33.8% of service and system fees revenues in the third quarter of 1998 from 33.2% in the third quarter of 1997, primarily due to a higher level of growth, as compared to the growth in service and system fees revenues, for customer implementation costs, including costs incurred for external consultants.

     General and administrative expenses, as a percentage of service and system fees revenues, decreased to 8.5% in the third quarter of 1998 from 8.8% in the third quarter of 1997, primarily due to the Company's continuing efforts to leverage administrative costs over an increasing revenue base and reduced provisions for bad debts.

     Cost of hardware sales decreased to 78.8% of hardware sales revenues in the third quarter of 1998 from 85.4% in the third quarter of 1997. This change was primarily due to the different product mixes of systems installed between periods.

     Interest expense was $2,488,000 in the quarter ended September 30, 1998 compared to $1,007,000 in the same period in 1997. This change was generally attributable to a higher level of average outstanding short-term borrowings during the current period. The increase in average outstanding short-term borrowings was partially attributable to funds used for businesses and investments acquired during the first nine months of 1998 and the fourth quarter of 1997.

 Provision for Income Taxes
 --------------------------

     Income taxes increased $796,000 in the quarter ended September 30, 1998 when compared to the same period in 1997. This change was primarily due to an increase of $2,099,000 in income before income taxes. The Company's effective tax rate for federal, state, and foreign income taxes was 38.0% in the third quarter of 1998 and 1997.

 Net Income
 ----------

     Net income was $16,205,000 in the quarter ended September 30, 1998 compared to $14,902,000 in the quarter ended September 30, 1997 for the reasons discussed above.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997.

  Revenues
  --------

     Service and system fees revenues were $675,881,000, an increase of 16.6% compared to the same period in 1997. This increase was primarily due to higher levels of professional services and system fees in North America. The higher level of professional services was generally attributable to system installations, support, consulting, and facilities management fees. The increase in system fees was due to higher levels of sales and installations to new and existing customers. International revenues continue to be adversely impacted by weak demand and difficult economic conditions due in part to restrictions in spending by various European governments.

     Hardware sales revenues increased to $120,210,000 for the nine months ended September 30, 1998 from $84,716,000 for the same period in 1997, primarily due to the installation of IBM mainframe systems to new and existing customers that process the Company's INVISION product at their sites, and changes in the timing and mix of other installed systems. Historical hardware sales revenues are not necessarily indicative of future trends.

  Cost and Expenses
  -----------------

     Operating and development expenses increased to 48.4% of service and system fees revenues for the nine months ended September 30, 1998 from 47.8% in the comparable period of 1997. This change was primarily due to a higher rate of growth, as compared to the growth in service and system fees revenues, for personnel and related costs associated with support, facilities management, and consulting services provided to customers; and certain customer related expenses, including costs for third-party software, partially offset by a lower rate of growth for computer hardware and associated costs at the Company's Information Services Center.

     Marketing and installation expenses increased to 33.2% of service and system fees revenues for the nine months ended September 30, 1998 from 32.9% in the comparable period of 1997, primarily due to a higher rate of growth, as compared to the growth in service and system fees revenues, for customer implementation costs, including costs incurred for external consultants.

     General and administrative expenses, as a percentage of service and system fees revenues, decreased to 8.5% for the nine months ended September 30, 1998 from 9.0% in the comparable period of 1997. This change was primarily due to a lower rate of growth for personnel and related costs as part of the Company's continuing efforts to leverage administrative costs over an increasing revenue base.

     Cost of hardware sales decreased to 81.3% of hardware sales for the nine months ended September 30, 1998 from 84.8% in the comparable period of 1997. This change was primarily due to the different product mixes of systems installed between periods.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

     Interest expense was $6,012,000 for the nine months ended September 30, 1998 compared to $2,817,000 in the same period in 1997. This change was generally attributable to a higher level of average outstanding short-term borrowings during the current period. The increase in average outstanding short-term borrowings was partially attributable to funds used for businesses and investments acquired during the first nine months of 1998 and the fourth quarter of 1997.

  Provision for Income Taxes
  --------------------------

     Income taxes increased $5,584,000 in the first three quarters of 1998 when compared to the same period in 1997. This change was primarily due to an increase of $14,687,000 in income before income taxes. The Company's effective tax rate for federal, state, and foreign income taxes was 38.0% for the nine months ended September 30, 1998 and 1997.

  Net Income
  ----------

     Net income was $52,127,000 in the first three quarters of 1998 compared to $43,024,000 in the first three quarters of 1997 for the reasons discussed above.

Year 2000
---------

Computer systems which are designed to accept only two digits in the date field identifying the year may fail or malfunction when attempting to process dates after December 31, 1999. In 1995, the Company established a task force consisting of representatives from affected areas of the Company to oversee a Company-wide effort to deal with this "Year 2000" issue. This project team established a plan to coordinate the software changes necessary for the Company's products, the migration of Company customers to Year 2000 compliant versions of Company products, and the assessment and remediation, if necessary, of the Company's internal systems.

The Company has completed development of Year 2000 ready versions for most of its applications, including all of the Company's major product offerings. The Company is continuing its efforts to complete the remaining application development work.

The Company's primary efforts are now to assist its customers in migrating to the Year 2000 compliant versions of the Company's products. The Company is continuing to conduct an extensive customer education, training and communications program, which began in 1996, to provide information to customers regarding Year 2000 readiness and their migration paths.

The Company believes that a significant portion of the required upgrades of Company products in the North American customer base have been completed, and estimates that approximately 70% of such upgrades will be completed by the end of 1998 and that most of the remaining upgrades in the North American customer base and most of the required upgrades in the Company's International customer base will be completed by mid-1999. The ability of the Company to assist its customers in installing Year 2000 compliant versions of its products will be dependent on the availability of Company and external resources, and the readiness and ability of customers to participate in such installations.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

The Company is continually assessing and informing customers of the Year 2000 compliance status of third-party products that customers use in connection with their Company products. In many cases, customers have been and will be required to upgrade to newer software and or hardware products offered by such third-party vendors to achieve Year 2000 compliance of their information systems.

While the Company expects a continued demand for its services, it is possible that the Year 2000 issue will cause a decline in decisions to purchase new information systems by healthcare providers as they focus instead on efforts to update their current systems. Customer efforts to update their current systems, and potential constraints on available resources, could cause delays in installation of the Company's products.

Although the Company believes that it has taken adequate protective steps, it is possible that claims will be made against the Company should its customers experience Year 2000 problems. Among other matters such claims could relate to
(i) malfunctions in Company products, which have not been upgraded, whether because an enhancement has not been provided by the Company or because the Company-provided enhancement has not been installed by the customer, (ii) difficulties resulting from Year 2000 problems in third-party hardware or software used in connection with the operation of Company products, or (iii) consulting services provided by the Company to its customers concerning Year 2000 issues. The Company anticipates that claims may be made even in cases where the Company is not ultimately responsible.

The majority of the Company's Year 2000 software development work has been integrated into the Company's operations in the normal course of business, and therefore the costs for such work have not been separately tracked. Costs incurred modifying products sold to customers have been recorded in accordance with the Company's policies for internally produced software.

The Company continues to assess, test (where possible) and or seek assurance from third-party vendors regarding Year 2000 compliance of the Company's critical internal information technology and non-information technology systems. Based on these efforts, the Company believes that a majority of such systems are now Year 2000 compliant. The Company is currently pursuing the remediation or replacement of its remaining non-compliant internal systems and expects that all of its critical internal systems will be compliant by mid-1999. Any failure in a critical internal system relating to Year 2000 problems, whether in a system maintained by the Company or by a third-party vendor, could have an adverse effect on the Company's business operations. The costs to the Company of addressing the Year 2000 issue with respect to its internal systems have not been material and have been expensed as incurred. The Company does not expect the remaining costs of remediation with respect to such systems to be material.

The Company is currently in the process of developing contingency plans to deal with issues which may arise in 1999 and 2000, such as expected increases in customer upgrade and support activities, problems caused by customer delays in implementing Company or third-party upgrades, and possible disruptions in the Company's supply chain and internal systems. The Company expects that this contingency planning process will continue through 1999.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Euro Conversion
---------------

On January 1, 1999, the participating countries of the European Union (EU) are scheduled to establish fixed conversion rates between their existing currencies (legacy currencies) and the euro. Also on that date, the new European Central Bank will have the authority to direct monetary policy for each of the participating countries. Legacy currencies will remain legal tender in the participating countries as denominations of the euro through January 1, 2002. At that point, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. All legacy currencies are to be withdrawn from circulation by July 1, 2002.

The delivery and payment for healthcare services in Europe will continue to be regulated on a country by country basis subsequent to the creation of the EU. The Company's European businesses have historically been conducted separately in each European country in which the Company has customers. There are currently no significant cross border transactions among the Company's European subsidiaries. The Company does not anticipate the euro conversion will have a material impact on its business operations.

The Company is currently modifying or replacing its internal systems to be "euro-compliant" and does not expect the costs of such remediation to be material. The Company's European products have traditionally been developed for specific country requirements. These existing products are in the process of being modified to be euro-compliant. The Company also believes that its new client-server platform, which is intended to be marketed throughout Europe, is euro-compliant.

While the Company believes that the measures it has taken in preparation for the euro conversion are adequate, certain risk factors could have an adverse impact on the Company's European business operations including: (i) more intense competition in certain countries as a result of the new common currency, and
(ii) malfunctions in critical information systems.

Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

This Form 10-Q contains forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Among such factors are changes in length and composition of sales cycles; non-renewals of customer contracts; inability to keep pace with competitive, technological and market developments; failure to protect proprietary software; delays in product development; undetected errors or bugs in software products; customer reductions caused by health industry consolidation; difficulty in product installation; dependence on suppliers; interruption of availability of resources necessary to provide products and services; difficulties encountered by the Company, customers, or others in dealing with the Year 2000 issue; inability to successfully integrate acquired business operations; changes in economic, political and regulatory conditions (including the euro-conversion) in the health industry; regulation of additional products as medical devices by the federal Food and Drug Administration; and fluctuations in foreign currencies, interest rates and taxes.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

                          PART II - OTHER INFORMATION

Item 2. Changes in Securities.

Effective September 30, 1998, the Company issued a total of 33,254 shares of its Common Stock to rabbi trusts to be held for the benefit of six officers of the Company in connection with deferred compensation arrangements for such officers. The issuance of such shares either did not constitute an offer or sale of such shares within the meaning of the Securities Act of 1933 (the "Act"), or was exempt from registration under Section 4(2) of the Act.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)   The following exhibits are included in this report:

          No.                            Description
          ---  ----------------------------------------------------------------

          (27) Financial Data Schedule

    (b) A report on Form 8-K was filed on October 20, 1998 reporting a press release issued by the Company on October 19, 1998 concerning its financial results for the quarter ended September 30, 1998.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SHARED MEDICAL SYSTEMS CORPORATION
                                ----------------------------------
                                Registrant



November 16, 1998               /S/Terrence W. Kyle
-----------------               ----------------------------------
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