Form 10-K405
period 1998-12-31
SHARED MEDICAL SYSTEMS CORP
filed 1999-03-31
CIK 89415

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to__________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___
                                              ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

     The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of February 26, 1999, was $1,332,076,000. See page 13 herein for assumptions on which this calculation is based.

     On February 26, 1999, there were 26,627,937 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Certain portions of the Company's Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Part I and Part II of this Form 10-K. Certain portions of the Company's definitive Proxy Statement to be mailed to stockholders on or about March 31, 1999, are incorporated by reference into Part III of this Form 10-K.

                                     Part I
Item 1. Business.

General
-------

The Company, incorporated in Delaware in 1969, is a leading supplier of information solutions to health providers in 20 countries and territories in North America, Europe, and Asia Pacific. The Company's customers include hospitals, physician offices, clinics, ambulatory care facilities, psychiatric facilities, hospices, home health providers, pharmacies, rehabilitation and long-term care facilities, and health enterprises, which are comprehensive networks comprised of multiple health providers.

The Company develops and delivers a wide range of comprehensive solutions to meet the information technology needs of its customers. These solutions include clinical, financial and administrative, and enterprise mangement systems. Complementary services offered by the Company include system support, remote processing, networking, specialized clinical, financial and technology consulting services; and information technology, managed care administration and business office outsourcing. The Company's information systems operate on hardware platforms that range from personal computers, to client/server networks, to minicomputers, to mainframes, which are operated remotely at the Company's Information Services Center (ISC), at the customer's site, or as part of a distributed network.

The Company has two geographic segments, North America and International. Financial information by business segment and geographic area can be found on page 30 of the Company's 1998 Annual Report to Stockholders, Notes to Consolidated Financial Statements, Business Segment Information (Note 9), which is incorporated herein by reference. North America has historically been the Company's largest market, accounting for approximately 88% of 1998 revenues. The Company currently has contracts with health providers in 47 states, the District of Columbia, Puerto Rico, and Canada. The Company markets its information services and systems and provides installation services and ongoing technical and educational support with a field staff working from branch offices. At its Corporate Headquarters and ISC, the Company has customer service staff, applications specialists, and communications and computer operations personnel who assist customers in their day-to-day use of the Company's systems, and system designers and programmers who work to improve existing software applications and develop additional information systems. In 1998, the Company increased its ownership interest in Delta Health Systems, a provider of home health information systems, from 50% to 100%.


The Company's international operations accounted for approximately 12% of 1998 revenues. The Company entered the health information market in Europe in 1981 and the Asia Pacific market in New Zealand in 1997. Currently, the Company has customers in 15 European countries. In 1998, the Company acquired Data-Plan Software GmbH, a provider of client/server health information systems in Germany, D.P. Informatica, Srl, a provider of health information systems and services in Italy, and Pyrenees Informatique, SA, a provider of health information systems in France.

Industry Overview
-----------------

The health industry continues to experience significant changes. In order to reduce increasing costs, the industry has moved in recent years from a traditional fee-for-service reimbursement model to alternative payment models, which shift the financial risk from the payer to the health provider. The resulting pressures to control costs have caused the health industry to focus on providing quality care in the most efficient and cost-effective manner. The health industry is also experiencing significant consolidation among health providers and the formation of large health enterprises, which are designed to better manage risk and create continuity of quality patient care.

Health industry consolidation and changes in the way health providers are structured and reimbursed, combined with pressures to control costs, improve quality, and increase market share, continue to create new demands for information solutions. The growth of health enterprises in particular has resulted in demands for information systems, which can gather financial and clinical information from diverse and dispersed sources and make it consistent and easily accessible throughout the enterprise. The effort to control costs has meant increased demands for systems and services, which can enable health providers to measure quality and outcomes by capturing, analyzing, and storing information.

Services and Systems
--------------------

Service and system fees earned by the Company for the years ended December 31, 1998, 1997, and 1996 were $946,212,000, $802,528,000, and $717,096,000, respectively. Service and system fees are derived primarily from software and related services and professional services.

Software and Related Services
-----------------------------

The Company offers software systems and related remote processing and support services, which are proprietary to the Company or offered as part of strategic alliances with other vendors. These systems are designed to meet the information needs of hospitals, physicians, continuing care providers, and consumers, and include clinical, financial and administrative, and enterprise management applications.

Clinical applications provide clinicians with point-of-care data entry and access to clinical information. These systems automate many labor-intensive tasks performed in the admissions, nursing, radiology, laboratory, pharmacy, and other departments within health organizations, while facilitating communications among them.

Financial and administrative applications include provider accounting (including billing and receivables), human resources, payroll, materials management, general ledger, and property.

Enterprise management systems are designed to meet the clinical and financial information needs of consolidating health provider networks. The Company's NOVIUS product line is specifically designed to meet the clinical and financial information needs of these health enterprises by offering a single-platform, fully integrated client/server solution. Enterprise management systems connect all points of care in the enterprise to assist in the administration of patient care through patient indices that identify patients anywhere within the network, schedule network-wide resources, and retain cumulative electronic patient records for various health organization support functions. As part of its enterprise management solutions the Company offers decision support and electronic data interchange (EDI) systems. Decision support systems enable health executives and managers to set performance standards, identify variances, and analyze results by providing access to a range of strategic information collected from clinical, financial, and other enterprise management systems. EDI facilitates the sharing and standardization of information, such as eligibility verifications, and claims and remittance transmissions between health providers and payers.

The Company's principal systems are as follows:

  BASE SYSTEMS:
     INVISION(R)                      A clinical, financial and
                                      administrative system offered either
                                      in-house or by remote processing
                                      operating on an IBM-based platform.

     MedSeries4(R)                    A turnkey or remote system
                                      offering a range of integrated
                                      clinical and financial
                                      applications, operating on the IBM
                                      AS/400 platform.

     UNITY(R)                         A system offering in-house
                                      processing of clinical information
                                      and remote processing of financial
                                      information.

     ALLEGRA(R)                       A turnkey system offering a suite
                                      of clinical, financial and administrative applications operating on a
                                      Compaq-based platform.

     Eagle 2000(R)                    A financial management system designed
                                      primarily for health providers in the
                                      State of New York.

     CLINICOM*                        A clinical, financial and
                                      administrative system sold in Europe.

AMBULATORY CARE SYSTEMS:

   SIGNATURE(R)                            A financial and administrative
                                           system for large group physician
                                           practices.


   NOVIUS(R) Physician Enterprise          A clinical and financial suite of
   ManagerTM                               integrated applications for
                                           physician practices.


CONTINUING CARE SYSTEMS:

   Delta Health Systems(R)                 A clinical and financial system for
                                           home health providers.


   Long-Term Care                          Information systems for skilled
                                           nursing providers.

CONSUMER RESOURCES & EDUCATION SYSTEM:

   HealthAnswers**                         Internet/Intranet applications to
                                           address the healthcare information
                                           needs of consumers, patients and
                                           professionals.

CLINICAL SYSTEMS:

   Common Vocabulary Engine                Provides a single information
                                           source of terms and concepts that
                                           comprise the medical vocabulary of
                                           a health provider.

   Clinical Documentation                  Enables clinicians to design their
                                           own views of information.

   Clinical Observations and Results       Provides a common repository for
                                           all of a patient's active clinical
                                           observations and charting.

   Order Processing                        Provides online order processing.

   Patient Management                      Provides online, interactive
                                           admissions, discharges, transfers,
                                           registration, and planning.

   Rules Engine                            Provides a rule-based system of
                                           alerts and reminders for clinicians.

   Protocols                               Enables implementation of treatment
                                           guidelines, variance management,
                                           and outcomes measurement.

   Medical Imaging                         Provides access to medical images
                                           for review.

   Radiology Management                    Supports radiology department
                                           operations.

   SMS OPENLab(R)                          Supports clinical laboratory
                                           operations.

   Pharmacy System                         Supports the pharmacy department
                                           operations.

  FINANCIAL & ADMINISTRATIVE SYSTEMS:

     General Financials                      Provides general accounting and
                                             financial applications, which
                                             include general ledger, accounts
                                             payable, materials management and
                                             property for hospitals.

     Patient Accounting                      Provides applications that support
                                             the management of patient billing
                                             and receivables for hospitals.

     Human Resources Management System       Provides human resource and payroll
                                             applications for hospitals.

     Document Imaging                        Provides electronic imaging of
                                             documents and records for the
                                             business office.

  ENTERPRISE MANAGEMENT SYSTEMS:

     Enterprise Access Directory(R)          A common repository for patient
                                             demographic, insurance and visit
                                             information.

     Lifetime Clinical Record(R)             A clinical data repository of a
                                             longitudinal view of a patient's
                                             lifetime clinical history.

     NOVIUS(R) Data Warehouse                A centralized source of management
                                             information for decision support.

     NOVIUS(R) Scheduling                    An application for scheduling of
                                             provider services.

     NOVIUS(R) Quality Advisor               An application that allows
                                             organizations to identify and
                                             monitor performance using key
                                             quality indicators.

     NOVIUS(R) General Financials            Provides general accounting and
                                             financial applications, which
                                             include general ledger, accounts
                                             payable, materials management,
                                             property, human resources, and
                                             payroll.

     NOVIUS(R) Integrated Multimedia         Document and medical imaging
                                             applications to support clinical
                                             and business office operations.

     NOVIUS(R) Encounter                     An electronic patient record
                                             application, which supports a
                                             physician practice.

     Groupware                               Applications that act as a
                                             repository of policies and
                                             procedures.

     Medico A clinical, financial and administrative system for European providers.

     Contract Management                    Operational tools for administration
                                            and assessment of managed care
                                            agreements for the provider.

     Managed Care Administration            A set of applications to support
                                            administrative and financial
                                            management for the provider/payer.

     Integrated Eligibility Service         Provides automatic eligibility
                                            verification for patient insurance
                                            information.

     Electronic Claims and Remittance       Enables customers to electronically
     Services                               submit UB-92 and HCFA1500 claims to
                                            Medicare and other payers and
                                            receive automatic same-day posting
                                            of remittances to patient accounts.

     SMS OPENLink(R)                        Provides a tool for application
                                            integration.

       The product names marked with a (R) are registered trademarks of the Company or its subsidiaries.

       *CLINICOM is a registered trademark of the Company or its subsidiaries in Germany, Ireland, Switzerland and the United Kingdom.

       **HealthAnswers is a trademark of Healthway Communications International, Inc. used under license.

   Remote Processing Services
   --------------------------

   The Company offers its customers remote processing services for certain of its information systems. Remote processing involves processing a customer's applications using the Company's equipment and personnel. This service frees the Company's customers from having to maintain the facilities, equipment and technical staff required for systems processing. The Company processes information for over 900 customer facilities at the ISC.

   Support Services
   ----------------

   The Company offers support services to maintain the operation of its information systems in accordance with the corresponding documentation.

   Professional Services
   ---------------------

   The Company offers a wide variety of professional services that complement the Company's information systems. These services include system installation, Internet services, networking, customer education, specialized clinical, financial and technology consulting, and information technology, business office and managed care administration outsourcing.

     Implementation Services
     -----------------------

     The Company offers services to facilitate the implementation of its information systems and technology offerings to health providers using a well-defined implementation methodology.

     Networking Services
     -------------------

     The Company offers networking services consisting of systems integration and network assessment, planning, design and management.

     Consulting Services
     -------------------

     The Company offers clinical, financial and technology consulting services. Clinical consulting services help customers analyze their clinical performance and develop critical pathways, case management processes, and outcome management programs. Financial consulting services assist customers by analyzing current operational and technical processes and automating processes to improve cash flows. Technology consulting services include strategic planning, systems integration, and process re-engineering services designed to assist the Company's customers in synchronizing both systems and processes throughout their organizations.

     Outsourcing Services
     --------------------

     The Company offers information technology, business office, and managed care administration outsourcing services. Information technology outsourcing encompasses a range of engagements, from interim management arrangements, where the responsibilities of the chief information officer are assumed, to full facilities management partnerships, where all datacenter and other information technology responsibilities are assumed. In business office outsourcing engagements, the Company assumes administrative responsibility for the business and operational aspects of a customer's billing, collections, cash management, and related functions. Managed care administration outsourcing provides customers with the information technology and managed care administrative methodology to assist with the management and administrative aspects of customers' risk-bearing contracts with managed care payers.

     Education Services
     ------------------

     The Company provides education and training services to support users of the Company's applications and related technologies. Services are provided at the Company's education and training sites, at customer sites or through computer-based training.

  Hardware Sales
  --------------

  In connection with sales of its software systems, the Company may also sell to its customers third-party hardware ranging from personal computers, to client/server networks, to minicomputers, to mainframes. Hardware sales revenues for the years ended December 31, 1998, 1997, and 1996 were $189,181,000, $118,813,000, and $89,854,000, respectively.


  Customers
  ---------

  The Company's customers include health providers, such as health enterprises and hospitals, as well as other health providers along the continuum of care, including physician offices, clinics, ambulatory care facilities, psychiatric facilities, hospices, home health providers, pharmacies, and rehabilitation and long-term care facilities.

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

In 1998, 1997, and 1996, no single customer accounted for 10.0% or more of consolidated revenues. At December 31, 1998, total future revenues under contract exceeded $2.4 billion.

Competition
-----------

The health information system (HIS) market is intensely competitive. Competition among HIS vendors is based on a combination of breadth of product offerings, service, and price. In the United States, the Company's principal competitors are other national vendors focused on the health market, including McKesson HBOC, Inc., IDX Systems Corporation, Medical Information Technology, Inc. (Meditech), and Cerner Corporation. In each sector of the HIS market, however, the Company also competes with niche vendors serving only that sector. In addition, some hospitals have developed their own proprietary systems. The Company competes for consulting, planning, re-engineering, integration and management engagements with regional, national and international consulting firms. In its international business, the Company competes with one or more regional or local providers in each country.

Research and Development
------------------------

The Company continually enhances existing services and systems and develops new services and systems to meet the information processing needs of the health industry. Profitability of newly-developed services and systems depends upon attainment of sufficient sales volumes and continued improvement and efficiency of the services and systems.

The Company expenses all research and non-capitalized development costs, which generally consist of costs incurred to establish the technological feasibility of internally produced computer software. These expenses, which are primarily for salaries of personnel and computer costs, were $80,141,000 in 1998, $65,919,000 in 1997, and $56,402,000 in 1996.

The Company capitalizes costs of internally produced computer software intended to be licensed to customers. Capitalization for internally produced software begins when a project reaches technological feasibility and ends when the software is available for general release to customers. Technological feasibility for computer software development projects is established when detailed program designs, which substantiate that the software product can be produced to meet its design specifications, including applicable program functions, features and technical performance requirements, are completed. The Company amortizes computer software on a product-by-product basis using the greater of the amount computed by the straight-line method over the estimated useful life of the product, or the ratio of current revenues compared to total estimated revenues. Capitalized internally produced computer software costs, net of accumulated amortization, were $49,739,000 and $40,911,000 as of December 31, 1998 and 1997, respectively. Amortization related to capitalized internally produced software was $9,871,000 in 1998, $7,867,000 in 1997, and $7,993,000 in
1996.

Intellectual Property
---------------------

The Company depends upon a combination of trade secret, copyright and trademark laws, license agreements, employee education, and nondisclosure, noncompetition and other contractual provisions to protect its proprietary rights and its products. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, employees, and consultants.

Personnel
---------

As of December 31, 1998, the Company had 7,657 full-time employees.


Item 2. Properties.

The Company owns 116 acres of land in Chester County, Pennsylvania and has constructed three buildings on this site: an information services center (81,000 square feet), which was put into service in 1979, and two office buildings with an aggregate of 431,000 square feet, the first of which was placed in service in 1981 and the second of which was placed in service in 1983. These office buildings serve as the Company's corporate headquarters. In 1999, the Company plans to complete construction of a 230,000 square-foot office building at its corporate headquarters in order to consolidate corporate-based personnel currently located nearby in leased office space. The Company also leases office space in most major metropolitan areas in the United States for marketing, installation and support personnel. The Company also owns office buildings in Spain and the United Kingdom and leases office space in various locations to support its international operations. These properties are adequate for existing operations. The Company also owns a separate tract of 241 acres of land in Chester County, Pennsylvania for possible future expansion.

The Company's ISC, which is used primarily to process customer information and to support the Company's internal systems operations, contains IBM CMOS processors obtained under operating leases. The Company's ISC also contains IBM AS/400 minicomputers, various types of servers, as well as related mainframe peripherals and network communications equipment that have been purchased or leased. These leases are generally contracted with terms that range from one to five years.

Item 3. Legal Proceedings.

The Company is currently in discussions with federal authorities regarding a civil investigation of billing and accounting practices at Straub Clinic & Hospital, a former Company customer. In September 1998, Straub paid federal and state authorities $2.4 million to settle allegations of wrongdoing, including Straub's improper retention of funds from government reimbursement programs. The current investigation is not focused on the operation of the Company's billing software used at Straub, and the government does not allege any improper receipt or retention of federal funds by the Company or any of its employees. Rather, the investigation concerns the role of a single Company employee in this situation. The Company believes that its employee's actions were appropriate and lawful, and does not believe that the outcome of this matter will have a material adverse effect on the Company's financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

Listed below are the name, age as of December 31, 1998, position(s) with the Company and principal occupation(s) for the past five years of each of the current executive officers of the Company.

      Name                Age     Positions with Company and Principal Occupation(s) - Past Five Years
--------------------------------------------------------------------------------------------------------
R. James Macaleer         64     Chairman of the Board since August 1995. Prior to this, Mr. Macaleer served as Chairman of the Board and Chief Executive Officer since the
                                 Company's founding in 1969.

Marvin S. Cadwell         55     Director, President, and Chief Executive Officer since August 1995.
                                 Prior to this, Mr. Cadwell served as Director, President, and Chief
                                 Operating Officer, May 1995 - August 1995; President and Chief
                                 Operating Officer, March 1995 - May 1995; Executive Vice President and
                                 Chief Operating Officer of SMS Europe, October 1993 - March 1995. Mr.
                                 Cadwell originally joined the Company in 1975.

James C. Kelly            59     Secretary since June 1990.  Mr. Kelly originally joined the Company in
                                 1972.

V. Brewster Jones         54     Senior Vice President since May 1997.  Prior to this, Mr. Jones served in a variety of executive positions for Multimedia Medical Systems,
                                 Inc., an information technology provider for the health industry,
                                 September 1995 - May 1997; and President and Chief Executive Officer of
                                 Pharmakinetics Laboratories, Inc., a pharmaceutical research company,
                                 October 1990 - July 1995.

Terrence W. Kyle          48     Senior Vice President, Treasurer, and Assistant Secretary since August
                                 1996.  Prior to this, Mr. Kyle served as Vice President of Finance,
                                 Treasurer, and Assistant Secretary, June 1990 - August 1996.  Mr. Kyle
                                 originally joined the Company in 1976.

Francis W. Lavelle        49     Senior Vice President of U.S. Customer Operations since December 1993.
                                 Mr. Lavelle originally joined the Company in 1988.

      Name                Age     Positions with Company and Principal Occupation(s) - Past Five Years
--------------------------------------------------------------------------------------------------------
David F. Perri            49     Senior Vice President since August 1996.  Prior to this, Mr. Perri served as Vice President of Technology Solutions, March 1995 - August
                                 1996; and Vice President of Technical Affairs, June 1990 - March 1995.
                                 Mr. Perri originally joined the Company in 1980.

Guillermo N. Ramas, Sr.   53     Senior Vice President and President of SMS International since August
                                 1996.  Prior to this, Mr. Ramas served as Managing Director of SMS
                                 Europe, October 1993 - August 1996.  Mr. Ramas originally joined the
                                 Company in 1987.

Michael B. Costello       55     Vice President of Administration and Corporate Communications since
                                 January 1991.  Mr. Costello originally joined the Company in 1979.

Edward J. Grady           46     Vice President, Controller, and Assistant Treasurer since September
                                 1996.  Prior to this, Mr. Grady served as Controller and Assistant
                                 Treasurer, February 1993 - September 1996.  Mr. Grady originally joined the Company in 1980.

Bonnie L. Shuman          50     Vice President, General Counsel, and Assistant Secretary since
                                 September 1996.  Prior to this, Ms. Shuman served as General Counsel and Assistant Secretary, June 1990 - September 1996.  Ms. Shuman
                                 originally joined the Company in 1983.
--------------------------------------------------------------------------------------------------------


In calculating the aggregate market value of voting stock held by non-affiliates as shown on the cover page of this Form 10-K Report, the Company has included all of its directors, and only its directors, as affiliates of the Company. This is not an admission by the Company that any or all of its directors are in fact affiliates. The aggregate market value of voting stock held by non-affiliates was computed by using the high and low prices of the stock as of February 26, 1999.

                                    Part II

The following information contained in the Company's Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference:

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Page 19, Section titled Market Price and Dividends Declared Per Share *- "1998" and "1997**" columns and the related footnotes

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

Page 19, Section titled Operating Ratios and Other Selected Financial Data - "Cash Dividends Declared Per Share" line item

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pages 13 through 18, Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Pages 20 through 30

Page 31, Report of Independent Public Accountants

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    Part III

The following information contained in the Company's definitive Proxy Statement to be mailed to stockholders on or about March 31, 1999 is incorporated herein by reference:

Item 10.  Directors and Executive Officers of the Registrant.

Section titled "Security Ownership": subsection titled "Directors and Management": columns "Name of Beneficial Owner" and "Director Since" for the portion of the table titled "Directors"

(For information concerning the Company's Executive Officers see pages 12 and 13 hereof, section titled "Executive Officers of the Registrant")

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

Section titled "Executive Compensation": subsection titled "Compensation Committee Interlocks and Insider Participation"

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

    1. Financial Statements - the following consolidated financial statements included on pages 20 through 31 in the Company's Annual Report to Stockholders for the year ended December 31, 1998 are included in this report.

          o    Consolidated Balance Sheet as of December 31, 1998 and 1997 (page
               20)

          o Consolidated Statement of Income for the years ended December 31, 1998, 1997, and 1996 (page 21)

          o Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997, and 1996 (page 22)

          o Consolidated Statement of Stockholders' Investment for the years ended December 31, 1998, 1997, and 1996 (page 23)

          o Notes to Consolidated Financial Statements for the years ended December 31, 1998, 1997, and 1996 (pages 24 through 30)

          o Selected Quarterly Financial Data (Unaudited) for the years ended December 31, 1998 and 1997 as reported in Note 10 to Consolidated Financial Statements (page 30)

          o    Report of Independent Public Accountants (page 31)

    2. Financial Statement Schedules - the following Financial Statement Schedules required by Article 5 of Regulation S-X are included in this report:

          o    Report of Independent Public Accountants on Schedule

          o    Schedule II - Valuation and Qualifying Accounts

          o Schedules omitted - the following schedules are omitted since they are not required, or not applicable: I, III, IV, and V

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

          (10) Material Contracts -

               Deferred compensation agreements:**

                    R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

                    James C. Kelly (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

                    Form of deferred compensation agreement:**

                        Marvin S. Cadwell

                        V. Brewster Jones

                        Terrence W. Kyle

                        Francis W. Lavelle

                        David F. Perri

                    Guillermo N. Ramas, Sr. (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31,
                    1997)*

*Previously filed as indicated and incorporated herein by reference. **May be deemed a management contract or compensatory arrangement.

           No.                     Description
          ---- -----------------------------------------------------------------

               Performance bonus plans - 1998:**

                    Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30, 1998)*

                    Form of performance bonus plan (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30,
                    1998)*:

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

                        David F. Perri

                        Guillermo N. Ramas, Sr.

               Performance bonus plans - 1997:**

                    Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30, 1997)*

                    Form of performance bonus plan (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30,
                    1997):*

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

                     Francis W. Lavelle

                     David F. Perri

                     Guillermo N. Ramas, Sr.

                    Form of senior management employment agreement (filed as Exhibit (10.3) to the Company's Form 10-Q Report for the quarter ended September 30, 1996)*:

                     Michael B. Costello

                     Edward J. Grady

                     Bonnie L. Shuman

               Construction contract for new office building located at the Company's corporate headquarters (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1997)**

          (13) Annual Report to Stockholders for the year ended December 31, 1998***

          (21) Significant Subsidiaries of the Registrant

          (23) Consent of Independent Public Accountants

          (27) Financial Data Schedule


(b) As previously reported in the Company's Form 10-Q Report for the quarter ended September 30, 1998, a report on Form 8-K was filed on October 20, 1998 reporting a press release issued by the Company on October 19, 1998 concerning its financial results for the quarter ended September 30, 1998.



*Previously filed as indicated and incorporated herein by reference. May be deemed a management contract or compensatory arrangement.

**Previously filed as indicated and incorporated herein by reference.

***With the exception of the material specifically incorporated by reference in
Part I and Part II of this Form 10-K, the Annual Report to Stockholders for the year ended December 31, 1998 is not to be deemed "filed" as part of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARED MEDICAL SYSTEMS CORPORATION


By:    /S/ R. James Macaleer                         Date:  March 31, 1999
       -----------------------------------------            --------------
       R. James Macaleer - Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /S/ R. James Macaleer                         Date:  March 31, 1999
       -----------------------------------------            --------------
       R. James Macaleer - Chairman of the Board


By:    /S/ Marvin S. Cadwell                         Date:  March 31, 1999
       -----------------------------------------            --------------
       Marvin S. Cadwell - Director, President,
       and Chief Executive Officer


By:    /S/ Raymond K. Denworth                       Date:  March 31, 1999
       -----------------------------------------            --------------
       Raymond K. Denworth, Jr. - Director


By:    /S/ Frederick W. DeTurk                       Date:  March 31, 1999
       -----------------------------------------            --------------
       Frederick W. DeTurk - Director


By:    /S/ Josh S. Weston                            Date:  March 31, 1999
       -----------------------------------------            --------------
       Josh S. Weston - Director


By:    /S/ Jeffrey S. Rubin                          Date:  March 31, 1999
       -----------------------------------------            --------------
       Jeffrey S. Rubin - Director


By:    /S/ Gail R. Wilensky                          Date:  March 31, 1999
       -----------------------------------------            --------------
       Gail R. Wilensky - Director


By:    /S/ Terrence W. Kyle                          Date:  March 31, 1999
       -----------------------------------------            --------------
       Terrence W. Kyle - Senior Vice President,
       Treasurer, and Assistant Secretary


By:    /S/ Edward J. Grady                           Date:  March 31, 1999
       -----------------------------------------            --------------
       Edward J. Grady - Vice President,
       Controller, and Assistant Treasurer

                               ARTHUR ANDERSEN LLP

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To Shared Medical Systems Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Shared Medical Systems Corporation's 1998 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        /S/ Arthur Andersen LLP

Philadelphia, PA
February 8, 1999

SCHEDULE II

                      SHARED MEDICAL SYSTEMS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997*, AND 1996*
            -------------------------------------------------------

                                                      Balance                                                              Balance
                                                   Beginning of           Charges to            Additions/                  End of
                                                       Year                Expenses            (Deductions)                  Year
                                                   -----------           -----------           -----------               -----------

Reserve for Doubtful Accounts:

   December 31, 1998                               $10,828,000            $5,237,000           $(2,696,000) (1)          $13,369,000

                                                   ===========            ==========           ===========               ===========


   December 31, 1997                               $ 9,389,000            $5,339,000           $(3,900,000) (1)          $10,828,000

                                                   ===========            ==========           ===========               ===========


   December 31, 1996                               $ 6,767,000            $2,802,000           $  (180,000) (1)          $ 9,389,000

                                                   ===========            ==========           ===========               ===========





(1)Additions/(Write-offs) of uncollectible accounts

* Restated to reflect the acquisition of Data-Plan Software GmbH in 1998, which was accounted for as a pooling of interests.

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

          (10) Material Contracts -

               Deferred compensation agreements:**

                    R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

                    James C. Kelly (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

                    Form of deferred compensation agreement:**

                        Marvin S. Cadwell

                        V. Brewster Jones

                        Terrence W. Kyle

                        Francis W. Lavelle

                        David F. Perri

                    Guillermo N. Ramas, Sr. (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31,
                    1997)*

*Previously filed as indicated and incorporated herein by reference. **May be deemed a management contract or compensatory arrangement.

           No.                     Description
          ---- -----------------------------------------------------------------

               Performance bonus plans - 1998:**

                    Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30, 1998)*

                    Form of performance bonus plan (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30,
                    1998)*:

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

                        David F. Perri

                        Guillermo N. Ramas, Sr.

               Performance bonus plans - 1997:**

                    Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30, 1997)*

                    Form of performance bonus plan (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30,
                    1997):*

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

                     Francis W. Lavelle

                     David F. Perri

                     Guillermo N. Ramas, Sr.

                    Form of senior management employment agreement (filed as Exhibit (10.3) to the Company's Form 10-Q Report for the quarter ended September 30, 1996)*:

                     Michael B. Costello

                     Edward J. Grady

                     Bonnie L. Shuman

               Construction contract for new office building located at the Company's corporate headquarters (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1997)**

          (13) Annual Report to Stockholders for the year ended December 31, 1998***

          (21) Significant Subsidiaries of the Registrant

          (23) Consent of Independent Public Accountants

          (27) Financial Data Schedule




*Previously filed as indicated and incorporated herein by reference. May be deemed a management contract or compensatory arrangement.

**Previously filed as indicated and incorporated herein by reference.

***With the exception of the material specifically incorporated by reference in
Part I and Part II of this Form 10-K, the Annual Report to Stockholders for the year ended December 31, 1998 is not to be deemed "filed" as part of this Form 10-K.