Form 10-Q
period 1999-03-31
SHARED MEDICAL SYSTEMS CORP
filed 1999-05-17
CIK 89415

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_X_  No___


On April 30, 1999, there were 26,651,573 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      SHARED MEDICAL SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                            (Amounts in thousands)

                                                       March 31            December 31
                                                         1999                 1998
                                                      -----------          -----------
                                                      (unaudited)
ASSETS
Current Assets:
 Cash and short-term investments....................    $ 39,553              $ 40,070
 Accounts receivable, net...........................     334,898               337,669
 Prepaid expenses and other current assets..........      32,172                33,466
                                                      ----------           -----------
   Total Current Assets.............................     406,623               411,205
Property and Equipment, net.........................     141,043               137,521
Computer Software, net..............................      81,126                75,709
Other Assets........................................     180,163               184,013
                                                      ----------           -----------
                                                        $808,955              $808,448
                                                      ==========           ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Notes payable......................................    $173,496              $158,808
 Current portion of long-term debt and
  capital leases....................................       3,559                 3,437
 Dividends payable..................................       5,593                 5,589
 Accounts payable...................................      32,646                42,029
 Accrued expenses...................................      61,535                86,499
 Current deferred revenues..........................      41,014                40,206
 Accrued and current deferred income taxes..........      37,827                30,390
                                                      ----------           -----------
   Total Current Liabilities........................     355,670               366,958
                                                      ----------           -----------
Deferred Revenues...................................       6,161                 6,908
                                                      ----------           -----------
Long-Term Debt and Capital Leases...................      13,521                14,386
                                                      ----------           -----------
Deferred Income Taxes...............................      22,346                20,846
                                                      ----------           -----------
Commitments
Stockholders' Investment:
  Preferred stock, par value $.10;
   authorized 1,000,000 shares; none issued.........        -                    -
  Common stock, par value $.01; authorized
   120,000,000 shares; 30,665,609 shares issued in
   1999 and 30,635,512 in 1998......................         307                   306
  Paid-in capital...................................      81,032                79,773
  Retained earnings.................................     398,121               385,401
  Common stock in treasury, at cost, 4,029,950
   shares in 1999 and 4,029,773 in 1998.............     (55,497)              (55,497)
  Cumulative translation adjustment.................     (12,706)              (10,633)
                                                      ----------           -----------
   Total Stockholders' Investment...................     411,257               399,350
                                                      ----------           -----------
                                                        $808,955              $808,448
                                                      ==========           ===========

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                      -----------------------------------
                       (Amounts in thousands, except for
                               per share amounts)

                                                           Three Months Ended
                                                                March 31
                                                       --------------------------
                                                          1999             1998
                                                       ----------        --------
                                                                (unaudited)
Revenues:
 Service and system fees.............................    $259,809        $213,731
 Hardware sales......................................      27,260          41,735
                                                       ----------        --------
                                                          287,069         255,466
                                                       ----------        --------

Cost and Expenses:
 Operating and development...........................     121,487         103,368
 Marketing and installation..........................      92,876          67,015
 General and administrative..........................      20,103          19,515
 Cost of hardware sales..............................      21,018          35,413
 Interest............................................       2,049           1,412
                                                       ----------        --------
                                                          257,533         226,723
                                                       ----------        --------

Income Before Income Taxes...........................      29,536          28,743

Provision for Income Taxes...........................      11,223          10,922
                                                       ----------        --------

Net Income...........................................    $ 18,313        $ 17,821
                                                       ==========        ========

Net Income Per Share:
  Basic..............................................        $.69            $.68
                                                       ==========        ========
  Diluted............................................        $.68            $.66
                                                       ==========        ========

Number of shares used to compute per share amounts:
  Basic..............................................      26,575          26,200
                                                       ==========        ========
  Diluted............................................      27,034          26,967
                                                       ==========        ========

Dividends Declared Per Common Share..................    $    .21            $.21
                                                       ==========        ========




The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                            (Amounts in thousands)

                                                       Three Months Ended
                                                            March 31
                                                     ----------------------
                                                       1999          1998
                                                     --------      --------
                                                           (unaudited)
Cash Flows from Operating Activities:
 Net Income......................................    $ 18,313      $ 17,821
 Adjustments to reconcile net income to net
  cash used for operating activities -
    Depreciation and amortization................      11,691         9,837
    Asset (increase) decrease -
      Accounts receivable........................       2,771       (20,914)
      Prepaid expenses and other current assets..       1,547         1,747
      Other assets...............................       2,743        (8,607)
    Liability increase (decrease) -
      Accounts payable and accrued expenses......     (34,347)      (28,369)
      Accrued and current deferred income taxes..       7,437         4,688
      Deferred revenues..........................          61        (4,387)
      Deferred income taxes......................       1,500         1,000
    Other........................................      (1,433)       (4,372)
                                                     --------      --------

      Net cash provided by (used for) operating
       activities................................      10,283       (31,556)
                                                     --------      --------

Cash Flows from Investing Activities:
 Property and equipment additions................     (11,090)       (6,025)
 Computer software additions.....................      (8,888)       (6,070)
 Businesses acquired.............................         -         (25,101)
 Equipment dispositions..........................         -              35
                                                     --------      --------

      Net cash used for investing activities.....     (19,978)      (37,161)
                                                     --------      --------

Cash Flows from Financing Activities:
 Dividends paid..................................      (5,588)       (5,268)
 Exercise of stock options.......................       1,260         3,674
 Increase in notes payable.......................      14,688        65,875
 Payments of long-term debt and capital
  lease obligations..............................      (1,182)         (678)
 Change in treasury stock........................         -            (546)
                                                     --------      --------

      Net cash provided by financing activities..       9,178        63,057
                                                     --------      --------

Net Decrease in Cash and Short-Term Investments..        (517)       (5,660)
Cash and Short-Term Investments, Beginning
 of Period.......................................      40,070        30,692
                                                     --------      --------

Cash and Short-Term Investments, End of Period...    $ 39,553      $ 25,032
                                                     ========      ========




The accompanying notes are an integral part of this statement.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

Notes to Consolidated Financial Statements - March 31, 1999 (unaudited):

1.  Basis of Presentation:

     The information furnished in this Form 10-Q reflects all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial statements contained herein.

2.  Accounts Receivable:

     At March 31, 1999 and December 31, 1998, the Company's trade accounts receivable were reduced by allowances for doubtful accounts of $13,573,000 and $13,369,000, respectively.

3.  Property and Equipment:

     The major classes of property and equipment at March 31, 1999 and December 31, 1998 were as follows (amounts in thousands):

                                                March 31    December 31
                                                 1999          1998
                                              -----------   -----------
                                              (unaudited)
     Land and land improvements...............   $ 11,568      $ 11,616
     Buildings, including construction
         in progress..........................     96,760        92,193
     Equipment................................    215,544       212,481
                                              -----------   -----------
                                                  323,872       316,290
       Less accumulated depreciation
         and amortization.....................    182,829       178,769
                                              -----------   -----------
                                                 $141,043      $137,521
                                              ===========   ===========

4.  Computer Software:

     The accumulated amortization for capitalized internally produced computer software and purchased software at March 31, 1999 and December 31, 1998 was $85,500,000 and $80,357,000, respectively.

5.  Comprehensive Income:

     The Company's comprehensive income for the three months ended March 31, 1999 was (amounts in thousands):

                                                   Quarter Ended
                                                      March 31
                                              -----------------------
                                                1999            1998
                                              -------         -------
                                                     (unaudited)
     Net Income...............................$18,313         $17,821
     Other Comprehensive Income:
      Foreign currency translation
       adjustments............................ (2,073)         (2,928)
                                              -------         -------
     Comprehensive Income.....................$16,240         $14,893
                                              =======         =======

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

6.  Business Segment Information:

     Business segment information for the Company for the three months ended March 31, 1999 and 1998 was as follows (amounts in thousands):

                                          Quarter Ended
                                             March 31
                                   ----------------------------
                                      1999               1998
                                   ----------------------------
                                            (unaudited)
     Revenues:
      North America................$247,091            $223,985
      International................  39,978              31,481
                                   ----------------------------
                                   $287,069            $255,466
                                   ============================

     Pretax Income/(Loss):
      North America................$ 31,706            $ 30,285
      International................  (2,170)             (1,542)
                                   ----------------------------
                                   $ 29,536            $ 28,743
                                   ============================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition
---------------------------------------

The Company's financial condition has remained strong throughout the three months ended March 31, 1999. Management is not aware of any potential material impairments to the Company's current financial position.

The most significant requirements for funds now anticipated are for the completion of construction of an office building addition at the Company's corporate headquarters, purchases of equipment, and payment of cash dividends. The Company plans to fund its anticipated expenditures primarily from operations and from short-term and long-term borrowings.

At March 31, 1999, the Company had lines of credit with banks, primarily based on LIBOR, of approximately $268.3 million. At March 31, 1999, approximately $94.8 million of these lines of credit were unused.

On April 29, 1999, the Company completed a private placement of $175.0 million of long-term unsecured notes to reduce current notes payable, fund the cost to complete the corporate office building addition, and fund working capital requirements.

Material Changes in Results of Operations
-----------------------------------------

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998.

  Revenues
  --------

     Service and system fees revenues were $259.8 million, an increase of 21.6% compared to the first quarter of 1998. North American revenues increased primarily due to higher levels of professional services and software and related services. The higher level of professional services was generally attributable to system installations, consulting, and facilities management fees. The increase in software and related services was primarily due to higher levels of sales and installations to new and existing customers and support fees.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

     International revenues increased primarily due to the effect of companies acquired in 1998, and higher levels of professional services.

     Hardware sales revenues decreased to $27.3 million for the first quarter of 1999 from $41.7 million in the first quarter of 1998, primarily due to changes in the timing and product mix of systems installed. Contributing to this decrease were lower levels of installations of mainframe systems to new and existing customers that process the Company's INVISION(R) product at their sites, partially offset by increased sales of networking equipment.

  Cost and Expenses
  -----------------

     Operating and development expenses decreased to 46.8% of service and system fees revenues in the first quarter of 1999 from 48.4% for the first quarter of 1998. This change was principally due to a lower rate of growth, as compared to the growth in service and system fees revenues, for personnel and related costs, partially offset by a higher rate of growth for third-party software costs.

     Marketing and installation expenses increased to 35.7% of service and system fees revenues in the first quarter of 1999 from 31.4% in the first quarter of 1998, primarily due to a higher rate of growth, as compared to the growth in service and system fees revenues, for customer implementation costs including costs incurred for external consultants, partially offset by a lower rate of growth for personnel and related costs.

     General and administrative expenses, as a percentage of service and system fees revenues, decreased to 7.7% in the first quarter of 1999 from 9.1% in the first quarter of 1998, primarily due to the Company's continuing efforts to leverage administrative costs over an increasing revenue base.

     Cost of hardware sales decreased to 77.1% of hardware sales revenues in the first quarter of 1999 from 84.9% in the first quarter of 1998. This change was primarily due to the different product mixes of systems installed in each quarter.

     Interest expense was $2.0 million in the quarter ended March 31, 1999 compared to $1.4 million in the same period in 1998. This change was generally attributable to a higher level of average outstanding short-term borrowings during the current period.

  Provision for Income Taxes
  --------------------------

     Income taxes increased $.3 million in the quarter ended March 31, 1999 when compared to the same period in 1998. This change was primarily due to an increase of $.8 million in income before income taxes. The Company's effective tax rate for federal, state, and foreign income taxes was 38.0% in the first quarter of 1999 and 1998.

 Net Income
 ----------

     Net income was $18.3 million in the quarter ended March 31, 1999 compared to $17.8 million in the quarter ended March 31, 1998 for the reasons discussed above.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

Year 2000
---------

Computer systems that are designed to accept only two digits in the date field identifying the year may fail or malfunction when attempting to process dates after December 31, 1999. In 1995, the Company established a task force consisting of representatives from affected areas of the Company to oversee a Company-wide effort to deal with this "Year 2000" issue. This project team established a plan to coordinate the software changes necessary for the Company's products, the migration of Company customers to Year 2000 compliant versions of Company products, and the assessment and remediation, if necessary, of the Company's internal systems.

The Company has completed development of Year-2000 ready versions for substantially all of its applications. The Company's primary efforts are now to assist its customers in migrating to the Year-2000 compliant versions of the Company's products. The Company is continuing to conduct an extensive customer education, training and communications program, which began in 1996, to provide information to customers regarding the necessary steps to be taken to achieve Year 2000 readiness of their Company systems.

The Company believes that approximately 75% of the required upgrades of Company products in the North American customer base have been completed, and that most of the remaining upgrades in the North American customer base and most of the required upgrades in the Company's International customer base will be completed by mid-1999. The ability of the Company to assist its customers in installing Year 2000 compliant versions of its products will be dependent on the availability of Company and external resources, and the readiness and ability of customers to participate in such installations.

The Company is continually assessing and informing customers of the Year 2000 compliance status of third-party products that customers use in connection with their Company products. In many cases, customers have been or will be required to upgrade to newer software and or hardware products offered by such third-party vendors to achieve Year 2000 compliance of their information systems.

While the Company expects a continued demand for its services, it is possible that the Year 2000 issue may cause a delay in the introduction of new products, and or a decline in decisions to purchase new products by healthcare providers as they focus instead on efforts to update their current systems. Customer efforts to update their current systems, and potential constraints on available resources, could also cause delays in installation of the Company's products.

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

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

Costs incurred modifying products sold to customers have been recorded in accordance with the Company's policies for internally produced software. The majority of the Company's Year 2000 software development work has been integrated into the Company's operations in the normal course of business. The costs for such work have not been separately tracked and are therefore not practicably estimable.

The Company continues to assess, test (where possible) and or seek assurance from third-party vendors regarding Year 2000 compliance of the Company's critical internal information technology and non-information technology systems such as utilities, including telecommunications used internally and at the Company's Information Services Center. Based on these efforts, the Company believes that a majority of such systems are now Year 2000 compliant. The Company is currently pursuing the remediation or replacement of its remaining non-compliant internal systems and expects that all of its critical internal systems will be compliant by mid-1999. Any failure in a critical internal system relating to Year 2000 problems, whether in a system maintained by the Company or by a third-party vendor, could have a material adverse effect on the Company's business operations. The costs to the Company of addressing the Year 2000 issue with respect to its internal systems have not been material and have been expensed as incurred. The Company does not expect the remaining costs of remediation with respect to such systems to be material.

The Company is currently in the process of developing contingency plans to deal with issues which may arise in 1999 and 2000, such as expected increases in customer upgrade and support activities, problems caused by customer delays in implementing Company or third-party upgrades, and possible disruptions in the Company's external support systems and internal systems. In addition to the alternate power and fuel source contingency systems already in place for the Company's Information Services Center, these plans include supplementing the organization with additional technical resources from other areas of the Company during the critical period from Friday, December 31, 1999 through Monday, January 3, 2000, and forming auxiliary support centers in the Company's field organization. The Company expects that this contingency planning process will continue through 1999.

Euro Conversion
---------------

On January 1, 2002, the participating countries of the European Union (EU) will issue new euro-denominated bills and coins for use in cash transactions. All legacy currencies are to be withdrawn from circulation by July 1, 2002.

The Company's European businesses have historically been conducted directly in each European country in which the Company has customers and there are currently no significant cross border transactions among the Company's various European operating entities. Accordingly, the Company does not anticipate the euro conversion will have a material impact on its business operations.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

The Company continues to assess the need to modify or replace its internal systems to be euro-compliant and does not expect the costs of such remediation to be material. The Company's European products have been developed for specific country requirements. These existing products are in the process of being modified to be euro-compliant. The Company also believes that its new client/server platform, which is intended to be marketed throughout Europe, is euro-compliant.

While the Company believes that the measures it has taken in preparation for the euro conversion are adequate, certain risk factors could have a material adverse impact on the Company's European business operations including: (i) more intense competition in certain countries as a result of the new common currency, and
(ii) malfunctions in critical information systems.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.


                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)   The following exhibits are included in this report:

         No.                        Description
         ----  -----------------------------------------------------------

         (27)  Financial Data Schedule

(b) No reports on Form 8-K were filed during the three-month period ended March 31, 1999.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SHARED MEDICAL SYSTEMS CORPORATION
                                ----------------------------------
                                Registrant



May 17, 1999                    /S/Terrence W. Kyle
------------                    -----------------------------------
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