Form 10-Q
period 1999-06-30
SHARED MEDICAL SYSTEMS CORP
filed 1999-08-16
CIK 89415

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999

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

On July 30, 1999, there were 26,710,939 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      SHARED MEDICAL SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                            (Amounts in thousands)

                                                       June 30     December 31
                                                         1999          1998
                                                     -----------   -----------
                                                     (unaudited)
ASSETS
Current Assets:
 Cash and short-term investments....................    $ 54,922      $ 40,070
 Accounts receivable, net...........................     354,207       337,669
 Prepaid expenses and other current assets..........      36,533        33,466
                                                     -----------   -----------
   Total Current Assets.............................     445,662       411,205
Property and Equipment, net.........................     147,159       137,521
Computer Software, net..............................      85,240        75,709
Other Assets........................................     178,169       184,013
                                                     -----------   -----------
                                                        $856,230      $808,448
                                                     ===========   ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Notes payable......................................    $ 38,148      $158,808
 Current portion of long-term debt and
  capital leases....................................       1,944         3,437
 Dividends payable..................................       5,606         5,589
 Accounts payable...................................      29,095        42,029
 Accrued expenses...................................      73,668        86,499
 Current deferred revenues..........................      42,082        40,206
 Accrued and current deferred income taxes..........      31,715        30,390
                                                     -----------   -----------
   Total Current Liabilities........................     222,258       366,958
                                                     -----------   -----------
Deferred Revenues...................................       5,786         6,908
                                                     -----------   -----------
Long-Term Debt and Capital Leases...................     178,621        14,386
                                                     -----------   -----------
Deferred Income Taxes...............................      23,846        20,846
                                                     -----------   -----------
Commitments
Stockholders' Investment:
  Preferred stock, par value $.10;
   authorized 1,000,000 shares; none issued.........      -             -
  Common stock, par value $.01; authorized
   120,000,000 shares; 30,725,824 shares issued in
   1999 and 30,635,512 in 1998......................         307           306
  Paid-in capital...................................      83,242        79,773
  Retained earnings.................................     412,085       385,401
  Common stock in treasury, at cost, 4,030,485
   shares in 1999 and 4,029,773 in 1998.............     (55,522)      (55,497)
  Cumulative translation adjustment.................     (14,393)      (10,633)
                                                     -----------   -----------
   Total Stockholders' Investment...................     425,719       399,350
                                                     -----------   -----------
                                                        $856,230      $808,448
                                                     ===========   ===========

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                      -----------------------------------
              (Amounts in thousands except for per share amounts)


                                               Three Months Ended            Six Months Ended
                                                     June 30                     June 30
                                            -----------------------      -----------------------
                                               1999         1998            1999         1998
                                            -----------------------      -----------------------
                                                   (unaudited)                  (unaudited)
Revenues:
 Service and system fees..................    $271,177     $220,665        $530,986     $434,396
 Hardware sales...........................      33,262       36,327          60,522       78,062
                                            ----------   ----------      ----------   ----------

                                               304,439      256,992         591,508      512,458
                                            ----------   ----------      ----------   ----------

Cost and Expenses:
 Operating and development................     127,360      104,018         248,847      207,386
 Marketing and installation...............      96,057       75,368         188,933      142,383
 General and administrative...............      18,615       17,126          38,718       36,641
 Cost of hardware sales...................      27,719       29,165          48,737       64,578
 Interest.................................       3,128        2,112           5,177        3,524
                                            ----------   ----------      ----------   ----------
                                               272,879      227,789         530,412      454,512
                                            ----------   ----------      ----------   ----------

Income Before Income Taxes................      31,560       29,203          61,096       57,946

Provision for Income Taxes................      11,995       11,102          23,218       22,024
                                            ----------   ----------      ----------   ----------

Net Income................................    $ 19,565     $ 18,101        $ 37,878     $ 35,922
                                            ==========   ==========      ==========   ==========

Net Income Per Common Share:
  Basic...................................        $.73         $.69           $1.42        $1.37
                                            ==========   ==========      ==========   ==========
  Diluted.................................        $.72         $.67           $1.40        $1.33
                                            ==========   ==========      ==========   ==========
Number of shares used to
 compute per share amounts:
  Basic...................................      26,620       26,314          26,597       26,257
                                            ==========   ==========      ==========   ==========
  Diluted.................................      27,263       27,107          27,148       27,037
                                            ==========   ==========      ==========   ==========

Dividends Declared
 Per Common Share.........................        $.21         $.21            $.42         $.42
                                            ==========   ==========      ==========   ==========


The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                            (Amounts in thousands)

                                                      Six Months Ended
                                                          June 30
                                                    --------------------
                                                      1999        1998
                                                    --------    --------
                                                         (unaudited)
Cash Flows from Operating Activities:
 Net income......................................   $ 37,878    $ 35,922
 Adjustments to reconcile net income to
  cash flows from operating activities -
    Depreciation and amortization................     23,554      21,336
    Asset (increase) decrease -
      Accounts receivable........................    (16,538)    (17,285)
      Prepaid expenses and other current assets..     (3,067)       (639)
      Other assets...............................      3,642     (19,658)
    Liability increase (decrease) -
      Accounts payable and accrued expenses......    (25,765)    (42,341)
      Accrued and current deferred income taxes..      1,325       5,776
      Deferred revenues..........................        754      (6,983)
      Deferred income taxes......................      3,000       2,000
    Other........................................     (2,209)     (3,809)
                                                    --------    --------

      Net cash provided by (used for) operating
       activities................................     22,574     (25,681)
                                                    --------    --------

Cash Flows from Investing Activities:
 Property and equipment additions................    (24,630)    (18,616)
 Computer software additions.....................    (16,419)    (12,561)
 Equipment dispositions..........................         18         363
 Businesses acquired.............................      -         (25,101)
                                                    --------    --------

      Net cash used for investing activities.....    (41,031)    (55,915)
                                                    --------    --------

Cash Flows from Financing Activities:
 Dividends paid..................................    (11,181)    (10,789)
 Exercise of stock options.......................      3,470       4,844
 (Decrease) increase in notes payable............   (120,660)     81,697
 Proceeds from long-term debt....................    175,000        -
 Payments of long-term debt and capital
  lease obligations..............................    (13,295)     (1,351)
 Change in treasury stock........................        (25)         (2)
                                                    --------    --------

      Net cash provided by financing activities..     33,309      74,399
                                                    --------    --------

Net Increase (Decrease) in Cash and Short-Term
 Investments.....................................     14,852      (7,197)
Cash and Short-Term Investments, Beginning
 of Period.......................................     40,070      30,692
                                                    --------    --------

Cash and Short-Term Investments, End of Period...   $ 54,922    $ 23,495
                                                    ========    ========


The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Notes to Consolidated Financial Statements - June 30, 1999 (unaudited):

1.  Basis of Presentation:

     The information furnished in this Form 10-Q reflects all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial statements contained herein.

2.  Accounts Receivable:

     At June 30, 1999 and December 31, 1998, the Company's trade accounts receivable were reduced by allowances for doubtful accounts of $12,870,000 and $13,369,000, respectively.

3.  Property and Equipment:

     The major classes of property and equipment at June 30, 1999 and December 31, 1998 were as follows (amounts in thousands):



                                                 June 30        December 31
                                                  1999             1998
                                               -----------      -----------
                                               (unaudited)
     Land and land improvements...............    $ 11,579         $ 11,616
     Buildings................................      99,923           92,193
     Equipment................................     221,806          212,481
                                               -----------      -----------
                                                   333,308          316,290
       Less accumulated depreciation
         and amortization.....................     186,149          178,769
                                               -----------      -----------
                                                  $147,159         $137,521
                                               ===========      ===========

4.  Computer Software:

     The accumulated amortization for capitalized internally produced computer software and purchased software at June 30, 1999 and December 31, 1998 was $88,835,000 and $80,357,000, respectively.

5.  Long-Term Debt and Lines of Credit:

     On April 29, 1999, the Company completed a private placement of $175,000,000 of long-term unsecured notes to reduce current notes payable, fund the cost to complete a corporate office building addition, and supplement working capital requirements. These notes consisted of the following as of June 30, 1999 (amounts in thousands):

                                                                             June 30
                                                                              1999
                                                                            --------
      6.58% Series A Senior Notes Due 2006................................. $ 15,000
      6.58% Series B Senior Notes Due in installments through 2009.........   74,000
      6.75% Series C Senior Notes Due 2009.................................   61,000
      6.75% Series D Senior Notes Due in installments through 2011.........   25,000
                                                                            --------
                                                                            $175,000
                                                                            ========

     These senior notes contain limitations on the Company's ability to incur additional indebtedness and liens, to merge or consolidate with any other company, and to dispose of assets or ownership in a subsidiary. Covenants also require the Company to maintain a fixed charge coverage ratio, as defined, of not less than 1.75 to 1.00 and a minimum level of consolidated net worth.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

     At June 30, 1999, the Company had lines of credit with banks, which are primarily based on LIBOR, totaling $115,707,000, of which $77,559,000 of these lines of credit were unused.

6.   Comprehensive Income:

     The Company's comprehensive income for the quarter and six months ended June 30 was (amounts in thousands):


                                                         Quarter Ended        Six Months Ended
                                                            June 30               June 30
                                                      -------------------    -------------------
                                                        1999        1998       1999        1998
                                                      -------     -------    -------     -------
                                                          (unaudited)            (unaudited)
     Net income...................................... $19,565     $18,101    $37,878     $35,922
     Other comprehensive income:
      Foreign currency translation
       adjustments...................................  (1,687)        869     (3,760)     (2,059)
                                                      -------     -------    -------     -------
     Comprehensive income............................ $17,878     $18,970    $34,118     $33,863
                                                      =======     =======    =======     =======

7.  Business Segment Information:

     Business segment information for the Company for the quarter and six months ended June 30 was as follows (amounts in thousands):


                                                    Quarter Ended           Six Months Ended
                                                       June 30                  June 30
                                                ---------------------     ---------------------
                                                  1999         1998         1999         1998
                                                --------     --------     --------     --------
                                                     (unaudited)               (unaudited)
    Revenues:
     North America............................. $265,318     $227,740     $512,409     $451,725
     International.............................   39,121       29,252       79,099       60,733
                                                --------     --------     --------     --------
                                                $304,439     $256,992     $591,508     $512,458
                                                ========     ========     ========     ========

    Pretax income/(loss):
     North America.............................  $32,671      $31,615      $64,377      $61,900
     International.............................   (1,111)      (2,412)      (3,281)      (3,954)
                                                --------     --------     --------     --------
                                                 $31,560      $29,203      $61,096      $57,946
                                                ========     ========     ========     ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition
---------------------------------------

The Company's financial condition remained strong through June 30, 1999. Management is not aware of any potential material impairments to, or material changes in, the Company's current financial position.

The most significant requirements for funds now anticipated are for purchases of equipment and payment of cash dividends. The Company plans to fund its anticipated expenditures primarily from operations, supplemented from time to time by short-term bank borrowings.

At June 30, 1999, the Company had lines of credit with banks, which are primarily based on LIBOR, totaling $115.7 million, of which approximately $77.6 million of these lines of credit were unused.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

Material Changes in Results of Operations
-----------------------------------------

Three Months Ended June 30, 1999 Compared to the Three Months Ended
June 30, 1998.

  Revenues
  --------

     Service and system fees revenues were $271.2 million, an increase of 22.9% compared to the second quarter of 1998. North American revenues increased primarily due to higher levels of professional services, generally attributable to consulting, system installation, and facilities management fees.

     International revenues increased primarily due to the effect of companies acquired in 1998, and higher levels of software fees, which were attributable to sales and installations to new and existing customers.

     Hardware revenues decreased to $33.3 million for the second quarter of 1999 from $36.3 million in the second quarter of 1998, primarily due to changes in the timing and product mix of systems installed. Contributing to this decrease were lower levels of mainframe system upgrades to customers that process the Company's INVISION (R) product at their sites.

  Cost and Expenses
  -----------------

     Operating and development expenses decreased to 47.0% of service and system fees revenues in the second quarter of 1999 from 47.1% for the second quarter of 1998. This change was principally due to a lower rate of growth, as compared to the growth in service and system fees revenues, for personnel and related costs, partially offset by a higher rate of growth for third-party software costs.

     Marketing and installation expenses increased to 35.4% of service and system fees revenues in the second quarter of 1999 from 34.2% in the second quarter of 1998, primarily due to a higher rate of growth, as compared to the growth in service and system fees revenues, for customer implementation costs including costs incurred for external consultants, partially offset by a lower rate of growth for personnel and related costs.

     General and administrative expenses, as a percentage of service and systems fees revenues, decreased to 6.9% in the second quarter of 1999 from 7.8% in the second quarter of 1998, primarily due to a lower rate of growth for personnel and related costs as part of the Company's continuing efforts to leverage administrative costs over an increasing revenue base.

     Cost of hardware sales increased to 83.3% of hardware sales revenues in the second quarter of 1999 from 80.3% in the second quarter of 1998. This change was primarily due to the different product mixes of systems installed in each quarter.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

     Interest expense was $3.1 million in the quarter ended June 30, 1999 compared to $2.1 million in the same period in 1998. This change was generally attributable to a higher level of average outstanding borrowings during the current period.

  Provision for Income Taxes
  --------------------------

     Income taxes increased $.9 million in the quarter ended June 30, 1999 when compared to the same period in 1998. This change was primarily due to an increase of $2.4 million in income before income taxes. The Company's effective tax rate for federal, state, and foreign income taxes was 38.0% in the second quarter of 1999 and 1998.

  Net Income
  ----------

     Net income was $19.6 million in the quarter ended June 30, 1999 compared to $18.1 million in the quarter ended June 30, 1998 for the reasons discussed above.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998.

  Revenues
  --------

     Service and system fees revenues were $531.0 million, an increase of 22.2% compared to the same period in 1998. North American revenues increased primarily due to higher levels of professional services and software and related service fees. The higher level of professional services was generally attributable to consulting, system installation, and facilities management fees. The increase in software and related fees was primarily associated with growth in support and service revenues from new and existing customer installations.

     International revenues increased primarily due to the effect of companies acquired in 1998, and higher levels of software and related service fees and professional services. The increase in software and related fees was generally attributable to higher levels of sales and installations to new and existing customers.

     Hardware revenues decreased to $60.5 million for the six months ended June 30, 1999 from $78.1 million for the same period in 1998, primarily due to changes in the timing and product mix of systems installed. Contributing to this decrease were lower levels of mainframe system upgrades to customers that process the Company's INVISION (R) product at their sites, partially offset by increased sales of networking equipment.

  Cost and Expenses
  -----------------

     Operating and development expenses decreased to 46.9% of service and system fees revenues for the six months ended June 30, 1999 from 47.7% in the comparable period of 1998. This change was principally due to a lower rate of growth, as compared to the growth in service and system fees revenues, for personnel and related costs, partially offset by a higher rate of growth for third-party software costs.

     Marketing and installation expenses increased to 35.6% of service and system fees revenues for the six months ended June 30, 1999 from 32.8% in the comparable period of 1998, primarily due to a higher rate of growth, as compared to the growth in service and system fees revenues, for customer implementation costs including costs incurred for external consultants, partially offset by a lower rate of growth for personnel and related costs.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

     General and administrative expenses, as a percentage of service and system fees revenues, decreased to 7.3% for the six months ended June 30, 1999 from 8.4% in the comparable period of 1998, primarily due to the Company's continuing efforts to leverage administrative costs over an increasing revenue base.

     Cost of hardware sales decreased to 80.5% of hardware sales revenues for the six months ended June 30, 1999 from 82.7% in the comparable period of 1998. This change was primarily due to the different product mixes of systems installed between periods.

     Interest expense was $5.2 million for the six months ended June 30, 1999 compared to $3.5 million in the same period in 1998. This change was generally attributable to a higher level of average outstanding borrowings during the current period.

  Provision for Income Taxes
  --------------------------

     Income taxes increased $1.2 million in the first two quarters of 1999 when compared to the same period in 1998. This change was primarily due to an increase of $3.2 million in income before income taxes. The Company's effective tax rate for federal, state, and foreign income taxes was 38.0% for the six months ended June 30, 1999 and 1998.

 Net Income
 ----------

     Net income was $37.9 million in the first two quarters of 1999 compared to $35.9 million in the first two quarters of 1998 for the reasons discussed above.

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

The Company believes that approximately 85% of the required upgrades of Company products in the North American customer base, and 75% of the required upgrades of Company products in the International customer base, have been completed.
The ability of the Company to assist the remaining customers in installing Year 2000 compliant versions of its products will be dependent on the availability of Company and external resources, and the readiness and ability of customers to participate in such installations.

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

While the Company is experiencing a continued demand for its products and services, it is possible that the Year 2000 issue may cause a decline in decisions to purchase new products and services by healthcare providers in the second half of 1999.

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

The Company continues to assess, test (where possible) and or seek assurance from third party vendors regarding Year 2000 compliance of the Company's critical internal information technology and non-information technology systems such as utilities, including telecommunications used internally and at the Company's Information Services Center. Based on these efforts, the Company believes that most of its critical internal systems are now Year 2000 compliant. The Company is currently pursuing the remediation or replacement of its remaining non-compliant internal systems. Any failure in a critical internal system relating to Year 2000 problems, whether in a system maintained by the Company or by a third-party vendor, could have a material adverse effect on the Company's business operations. The costs to the Company of addressing the Year 2000 issue with respect to its internal systems have not been material and have been expensed as incurred. The Company does not expect the remaining costs of remediation with respect to such systems to be material.

The Company continues to develop contingency plans to deal with issues that may arise later in 1999 and in 2000, such as expected increases in customer upgrade and support activities, problems caused by customer delays in implementing Company or third-party upgrades, and possible disruptions in the Company's external support systems and internal systems. The Company expects that this contingency planning process will continue through 1999. In addition to the alternate power and fuel source contingency systems already in place for the Company's Information Services Center, these plans include supplementing the organization with additional technical resources from other areas of the Company during the critical period from Friday, December 31, 1999 through Monday, January 3, 2000, and forming auxiliary support centers in the Company's field organization.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------
Euro Conversion
---------------

On January 1, 2002, the participating countries of the European Union (EU) will issue new euro-denominated bills and coins for use in cash transactions. All legacy currencies are to be withdrawn from circulation by July 1, 2002.

The Company's European businesses have historically been conducted directly in each European country in which the Company has customers and there are currently no significant cross border transactions among the Company's various European operating entities. Accordingly, the Company does not anticipate that the euro conversion will have a material impact on its business operations.

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

Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

This Form 10-Q contains forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Among such factors are changes in length and composition of sales cycles; non-renewals of customer contracts; inability to keep pace with competitive, technological and market developments; failure to protect proprietary software; delays in product development; undetected errors in software products; customer reductions caused by health industry consolidation; difficulties in product installation; dependence on suppliers; interruption of availability of resources necessary to provide products and services; difficulties encountered by the Company, customers, or others in dealing with the Year 2000 and euro conversion issues; inability to successfully integrate acquired business operations; changes in economic, political and regulatory conditions on the health industry; regulation of additional products as medical devices by the US federal Food and Drug Administration; and fluctuations in the value of foreign currencies relative to the US dollar, interest rates, and taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on May 13, 1999. At the meeting, the Company's stockholders were requested to vote on the following matters:

a) To elect seven directors for one-year terms. The following is a summary of the votes for elected directors:

                                                                        Votes             Broker
                     Nominee                           Votes For       Withheld          Non-Votes
------------------------------------------------------------------------------------------------------
R. James Macaleer................................         24,055,590          336,632                0
Raymond K. Denworth, Jr..........................         24,062,166          330,056                0
Frederick W. DeTurk..............................         24,052,242          339,980                0
Josh S. Weston...................................         24,036,463          355,759                0
Jeffrey S. Rubin.................................         24,039,728          352,494                0
Marvin S. Cadwell................................         24,259,490          132,732                0
Gail R. Wilensky, Ph.D...........................         24,038,295          353,927                0
------------------------------------------------------------------------------------------------------

There are no other persons whose term as director continued after the annual stockholders meeting.

b) To approve the 1999 Stock Option Plan. The following is a summary of the voting on the adoption of the Company's 1999 Stock Option Plan:

                                          Votes                                           Broker
           Votes For                     Against               Abstentions              Non-Votes
--------------------------------------------------------------------------------------------------------
          11,906,964                    9,161,262                98,014                 3,225,982

Item 5. Other Information.

Raymond K. Denworth, Jr., a Director of the Company since 1976, passed away on August 3, 1999. Mr. Denworth was Chairman of the Management and Compensation Committee of the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   The following exhibits are included in this report:

         No.                        Description
         ---   ----------------------------------------------------------------

         (10)  Material Contracts -

                 Note Purchase Agreement

                 Performance bonus plan - 1999:

                   Marvin S. Cadwell

         (27)  Financial Data Schedule

                 For the Six Months Ended June 30, 1999


   (b) No reports on Form 8-K were filed during the three-month period ended June 30, 1999.

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



August 16, 1999                 /S/Terrence W. Kyle
---------------                 -----------------------------------
   Date                         Terrence W. Kyle
                                Senior Vice President, Treasurer,
                                and Assistant Secretary,
                                Principal Financial Officer and
                                Duly Authorized Officer

                       SHARED MEDICAL SYSTEMS CORPORATION
                       ----------------------------------

                                 Exhibit Index

    No.                    Description
    ---   ------------------------------------------------------------


    (10)  Material Contracts -

            Note Purchase Agreement

            Performance bonus plan - 1999:

              Marvin S. Cadwell

    (27)  Financial Data Schedule

            For the Six Months Ended June 30, 1999