Form 10-Q
period 1999-09-30
SHARED MEDICAL SYSTEMS CORP
filed 1999-11-15
CIK 89415

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999

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

On October 29, 1999, there were 26,899,296 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      SHARED MEDICAL SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                      ----------------------------------
                            (Amounts in thousands)

                                                        September 30   December 31
                                                            1999          1998
                                                        ------------   -----------
                                                         (unaudited)
ASSETS
Current Assets:
 Cash and short-term investments....................        $ 65,558      $ 40,070
 Accounts receivable, net...........................         361,286       337,669
 Prepaid expenses and other current assets..........          39,515        33,466
                                                        ------------   -----------
   Total Current Assets.............................         466,359       411,205
Property and Equipment, net.........................         148,980       137,521
Computer Software, net..............................          86,513        75,709
Other Assets........................................         180,941       184,013
                                                        ------------   -----------
                                                            $882,793      $808,448
                                                        ============   ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Notes payable......................................        $ 44,144      $158,808
 Current portion of long-term debt and
  capital leases....................................           1,876         3,437
 Dividends payable..................................           5,648         5,589
 Accounts payable...................................          28,672        42,029
 Accrued expenses...................................          73,249        86,499
 Current deferred revenues..........................          44,227        40,206
 Accrued and current deferred income taxes..........          32,606        30,390
                                                        ------------   -----------
   Total Current Liabilities........................         230,422       366,958
                                                        ------------   -----------
Deferred Revenues...................................           5,526         6,908
                                                        ------------   -----------
Long-Term Debt and Capital Leases...................         178,052        14,386
                                                        ------------   -----------
Deferred Income Taxes...............................          25,346        20,846
                                                        ------------   -----------
Commitments
Stockholders' Investment:
  Preferred stock, par value $.10;
   authorized 1,000,000 shares; none issued.........            -             -
  Common stock, par value $.01; authorized
   120,000,000 shares; 30,773,674 shares issued in
   1999 and 30,635,512 in 1998......................             308           306
  Paid-in capital...................................          82,823        79,773
  Retained earnings.................................         428,279       385,401
  Common stock in treasury, at cost, 3,879,281
   shares in 1999 and 4,029,773 in 1998.............         (52,694)      (55,497)
  Cumulative translation adjustment.................         (15,269)      (10,633)
                                                        ------------   -----------
   Total Stockholders' Investment...................         443,447       399,350
                                                        ------------   -----------
                                                            $882,793      $808,448
                                                        ============   ===========

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                      ----------------------------------
              (Amounts in thousands except for per share amounts)


                                                  Three Months Ended              Nine Months Ended
                                                     September 30                    September 30
                                              --------------------------      --------------------------
                                                1999              1998          1999              1998
                                              --------------------------      --------------------------
                                                     (unaudited)                     (unaudited)
Revenues:
 Service and system fees..................    $275,478          $241,485      $806,464          $675,881
 Hardware sales...........................      29,878            42,148        90,400           120,210
                                              --------          --------      --------          --------


                                               305,356           283,633       896,864           796,091
                                              --------          --------      --------          --------

Cost and Expenses:
 Operating and development................     128,651           119,514       377,498           326,900
 Marketing and installation...............      93,389            81,723       282,322           224,106
 General and administrative...............      19,779            20,572        58,497            57,213
 Cost of hardware sales...................      24,828            33,200        73,565            97,778
 Interest.................................       3,476             2,488         8,653             6,012
                                              --------          --------      --------          --------

                                               270,123           257,497       800,535           712,009
                                              --------          --------      --------          --------

Income Before Income Taxes................      35,233            26,136        96,329            84,082

Provision for Income Taxes................      13,387             9,931        36,605            31,955
                                              --------          --------      --------          --------


Net Income................................    $ 21,846          $ 16,205      $ 59,724          $ 52,127
                                              ========          ========      ========          ========

Net Income Per Common Share:
  Basic...................................        $.82              $.61         $2.24             $1.98
                                              ========          ========      ========          ========
  Diluted.................................        $.80              $.60         $2.20             $1.93
                                              ========          ========      ========          ========
Number of shares used to
 compute per share amounts:
  Basic...................................      26,674            26,496        26,623            26,337
                                              ========          ========      ========          ========
  Diluted.................................      27,217            27,147        27,171            27,074
                                              ========          ========      ========          ========

Dividends Declared
 Per Common Share.........................        $.21              $.21          $.63              $.63
                                              ========          ========      ========          ========

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                            (Amounts in thousands)

                                                       Nine Months Ended
                                                          September 30
                                                      --------------------
                                                        1999        1998
                                                      ---------   --------
                                                           (unaudited)
Cash Flows from Operating Activities:
 Net income......................................     $  59,724   $ 52,127
 Adjustments to reconcile net income to
  cash flows from operating activities -
    Depreciation and amortization................        36,294     32,901
    Asset (increase) decrease -
      Accounts receivable........................       (23,617)   (47,014)
      Prepaid expenses and other current assets..        (6,049)    (4,570)
      Other assets...............................          (182)   (21,554)
    Liability increase (decrease) -
      Accounts payable and accrued expenses......       (26,607)   (32,278)
      Accrued and current deferred income taxes..         2,216      2,468
      Deferred revenues..........................         2,639     (5,345)
      Deferred income taxes......................         4,500      3,000
    Other........................................        (2,672)    (4,331)
                                                      ---------   --------

      Net cash provided by (used for) operating
       activities................................        46,246    (24,596)
                                                      ---------   --------

Cash Flows from Investing Activities:
 Property and equipment additions................       (34,799)   (34,214)
 Computer software additions.....................       (21,482)   (16,378)
 Equipment dispositions..........................            53        417
 Businesses acquired.............................          -       (35,913)
                                                      ---------   --------

      Net cash used for investing activities.....       (56,228)   (86,088)
                                                      ---------   --------

Cash Flows from Financing Activities:
 Dividends paid..................................       (16,787)   (16,358)
 Exercise of stock options.......................         5,971      6,889
 (Decrease) increase in notes payable............      (114,664)   127,897
 Proceeds from long-term debt....................       175,000       -
 Payments of long-term debt and capital
  lease obligations..............................       (13,934)    (2,017)
 Other...........................................          (116)        67
                                                      ---------   --------

      Net cash provided by financing activities..        35,470    116,478
                                                      ---------   --------

Net Increase in Cash and Short-Term Investments..        25,488      5,794
Cash and Short-Term Investments, Beginning
 of Period.......................................        40,070     30,692
                                                      ---------   --------

Cash and Short-Term Investments, End of Period...     $  65,558   $ 36,486
                                                      =========   ========


The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Notes to Consolidated Financial Statements - September 30, 1999 (unaudited):

1. Basis of Presentation:

    The information furnished in this Form 10-Q reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial statements contained herein.

2. Accounts Receivable:

    At September 30, 1999 and December 31, 1998, the Company's trade accounts receivable were reduced by allowances for doubtful accounts of $13,307,000 and $13,369,000, respectively.

3. Property and Equipment:

    The major classes of property and equipment at September 30, 1999 and December 31, 1998 were as follows (amounts in thousands):

                                            September 30     December 31
                                                1999            1998
                                            ------------     -----------
                                            (unaudited)
    Land and land improvements..............    $ 11,563        $ 11,616
    Buildings...............................     102,830          92,193
    Equipment...............................     223,069         212,481
                                            ------------     -----------
                                                 337,462         316,290
      Less accumulated depreciation
        and amortization....................     188,482         178,769
                                            ------------     -----------
                                                $148,980        $137,521
                                            ============     ===========

4. Computer Software:

    The accumulated amortization for capitalized internally produced computer software and purchased software at September 30, 1999 and December 31, 1998 was $92,496,000 and $80,357,000, respectively.

5. Long-Term Debt and Lines of Credit:

    On April 29, 1999, the Company completed a private placement of $175,000,000 of long-term unsecured notes to reduce current notes payable, fund the cost to complete a corporate office building addition, and supplement working capital requirements. These notes consisted of the following as of September 30, 1999 (amounts in thousands):

                                                                       September 30
                                                                           1999
                                                                       ------------
                                                                       (unaudited)
    6.58% Series A Senior Notes Due 2006..............................    $ 15,000
    6.58% Series B Senior Notes Due in installments through 2009......      74,000
    6.75% Series C Senior Notes Due 2009..............................      61,000
    6.75% Series D Senior Notes Due in installments through 2011......      25,000
                                                                      ------------
                                                                          $175,000
                                                                      ============

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

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

    At September 30, 1999, the Company had $119,178,000 of lines of credit with banks, which are primarily based on LIBOR, of which $75,034,000 of these lines were unused.

6. Comprehensive Income:

    The Company's comprehensive income for the quarter and nine months ended September 30 was (amounts in thousands):


                                                     Quarter Ended         Nine Months Ended
                                                      September 30            September 30
                                                  -------------------     --------------------
                                                    1999        1998        1999         1998
                                                  -------     -------     -------      -------
                                                      (unaudited)             (unaudited)
    Net income................................... $21,846     $16,205     $59,724      $52,127
    Other comprehensive income:
     Foreign translation
      adjustments................................    (876)     (2,188)     (4,636)      (4,247)
                                                  -------     -------     -------      -------
    Comprehensive income......................... $20,970     $14,017     $55,088      $47,880
                                                  =======     =======     =======      =======

7. Business Segment Information:

    Business segment information for the Company for the quarter and nine months ended September 30 was as follows (amounts in thousands):


                                                     Quarter Ended         Nine Months Ended
                                                      September 30            September 30
                                                  -------------------     -------------------
                                                    1999       1998         1999       1998
                                                  --------   --------     --------   --------
                                                      (unaudited)             (unaudited)
    Revenues:
     North America............................... $265,453   $253,508     $777,862   $705,233
     International...............................   39,903     30,125      119,002     90,858
                                                  --------   --------     --------   --------
                                                  $305,356   $283,633     $896,864   $796,091
                                                  ========   ========     ========   ========

    Pretax income/(loss):
     North America...............................  $36,746    $33,864     $101,123   $ 95,764
     International...............................   (1,513)    (7,728)      (4,794)   (11,682)
                                                  --------   --------     --------   --------
                                                   $35,233    $26,136     $ 96,329   $ 84,082
                                                  ========   ========     ========   ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's financial condition and results of operations remained strong through September 30, 1999. However, at the end of the third quarter, the Company began to experience the first significant impact of Year 2000 as some of its customers began to lockdown their information technology environments for the transition to Year 2000. The Company now expects that the health industry's accelerating Year 2000 related focus will cause reductions in spending for new systems and services in the fourth quarter of 1999 and in the first quarter of 2000. Accordingly, the Company expects that it will experience Year 2000 related postponements in sales of software and related services, professional services, and hardware.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Material Changes in Financial Condition
---------------------------------------

The Company's financial condition remained strong through September 30, 1999. The most significant requirements for funds now anticipated are for purchases of equipment and payment of cash dividends. The Company plans to fund its anticipated expenditures primarily from operations, supplemented from time to time by short-term bank borrowings.

At September 30, 1999, the Company had $119.1 million of lines of credit with banks, which are primarily based on LIBOR, of which approximately $75.0 million of these lines were unused.

Material Changes in Results of Operations
-----------------------------------------

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998.

  Revenues
  --------

     Service and system fees revenues were $275.5 million, an increase of 14.1% compared to the third quarter of 1998. North American revenues increased primarily due to higher levels of consulting and facilities management fees, and growth in support and service revenues from new and existing customer installations.

     International revenues increased primarily due to higher levels of professional services and software fees, which were attributable to sales and installations to new and existing customers.

     Hardware revenues decreased to $29.9 million for the third quarter of 1999 from $42.1 million in the third quarter of 1998, primarily due to changes in the timing and product mix of systems installed. Contributing to this decrease were lower levels of mainframe system upgrades to customers that process the Company's INVISION (R) product at their sites.

  Cost and Expenses
  -----------------

     Operating and development expenses decreased to 46.7% of service and system fees revenues in the third quarter of 1999 from 49.5% for the third quarter of 1998. This change was principally due to a lower rate of growth, as compared to the growth in service and system fees revenues, for personnel and related costs, and computer hardware and associated costs at the Company's Information Services Center, partially offset by a higher rate of growth for third-party software costs.

     Marketing and installation expenses increased to 33.9% of service and system fees revenues in the third quarter of 1999 from 33.8% in the third quarter of 1998, primarily due to a higher rate of growth, as compared to the growth in service and system fees revenues, for customer implementation costs including costs incurred for external consultants, partially offset by a lower rate of growth for personnel and related costs.

     General and administrative expenses, as a percentage of service and systems fees revenues, decreased to 7.2% in the third quarter of 1999 from 8.5% in the third quarter of 1998, primarily due to the Company's continuing efforts to leverage administrative costs over an increasing revenue base and a lower rate of growth for personnel and related costs.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

     Cost of hardware sales increased to 83.1% of hardware sales revenues in the third quarter of 1999 from 78.8% in the third quarter of 1998. This change was primarily due to the different product mixes of systems installed in each quarter.

     Interest expense was $3.5 million in the quarter ended September 30, 1999 compared to $2.5 million in the same period in 1998. This change was generally attributable to a higher level of average outstanding borrowings during the current period.

  Provision for Income Taxes
  --------------------------

     Income taxes increased $3.5 million in the quarter ended September 30, 1999 when compared to the same period in 1998. This change was primarily due to an increase of $9.1 million in income before income taxes. The Company's effective tax rate for federal, state, and foreign income taxes was 38.0% in the third quarter of 1999 and 1998.

  Net Income
  ----------

     Net income was $21.8 million in the quarter ended September 30, 1999 compared to $16.2 million in the quarter ended September 30, 1998 for the reasons discussed above.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998.

  Revenues
  --------

     Service and system fees revenues were $806.5 million, an increase of 19.3% compared to the same period in 1998. North American revenues increased primarily due to higher levels of consulting, system installation and facilities management fees, and growth in support and service revenues from new and existing customer installations.

     International revenues increased primarily due to the effect of companies acquired in 1998, higher levels of professional services, and software and related fees, which were attributable to sales and installations to new and existing customers.

     Hardware revenues decreased to $90.4 million for the nine months ended September 30, 1999 from $120.2 million for the same period in 1998, primarily due to changes in the timing and product mix of systems installed. Contributing to this decrease were lower levels of mainframe system upgrades to customers that process the Company's INVISION (R) product at their sites.

  Cost and Expenses
  -----------------

     Operating and development expenses decreased to 46.8% of service and system fees revenues for the nine months ended September 30, 1999 from 48.4% in the comparable period of 1998. This change was principally due to a lower rate of growth, as compared to the growth in service and system fees revenues, for personnel and related costs, and computer hardware and associated costs at the Company's Information Services Center, partially offset by a higher rate of growth for third-party software costs.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

     Marketing and installation expenses increased to 35.0% of service and system fees revenues for the nine months ended September 30, 1999 from 33.2% in the comparable period of 1998, primarily due to a higher rate of growth, as compared to the growth in service and system fees revenues, for customer implementation costs including costs incurred for external consultants, partially offset by a lower rate of growth for personnel and related costs.

     General and administrative expenses, as a percentage of service and system fees revenues, decreased to 7.3% for the nine months ended September 30, 1999 from 8.5% in the comparable period of 1998, primarily due to a lower rate of growth for personnel and related costs as part of the Company's continuing efforts to leverage administrative costs over an increasing revenue base.

     Cost of hardware sales increased to 81.4% of hardware sales revenues for the nine months ended September 30, 1999 from 81.3% in the comparable period of 1998. This change was primarily due to the different product mixes of systems installed between periods.

     Interest expense was $8.7 million for the nine months ended September 30, 1999 compared to $6.0 million in the same period in 1998. This change was generally attributable to a higher level of average outstanding borrowings during the current period.

 Provision for Income Taxes
 --------------------------

     Income taxes increased $4.7 million in the first three quarters of 1999 when compared to the same period in 1998. This change was primarily due to an increase of $12.2 million in income before income taxes. The Company's effective tax rate for federal, state, and foreign income taxes was 38.0% for the nine months ended September 30, 1999 and 1998.

 Net Income
 ----------

     Net income was $59.7 million in the first three quarters of 1999 compared to $52.1 million in the first three quarters of 1998 for the reasons discussed above.

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

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

The Company believes that approximately 95% of the required upgrades of Company products in the North American customer base, and 85% of the required upgrades of Company products in the International customer base, have been completed.
The ability of the Company to assist the remaining customers in installing Year 2000 compliant versions of its products will be dependent on the availability of Company and external resources, and the readiness and ability of customers to participate in such installations. Customer efforts to update their current systems, and potential constraints on available resources, could cause delays in the installation of the Company's products.

The Company is continually assessing and informing customers of the Year 2000 compliance status of third-party products that customers use in connection with their Company products. In many cases, customers have been or will be required to upgrade to newer software and or hardware products offered by such third-party vendors to achieve Year 2000 compliance of their information systems. Changes in third-party vendor Year 2000 requirements or assessments may cause delays in customers' attainment of Year 2000 compliance.

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

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

The Company continues to develop contingency plans to deal with issues that may arise later in 1999 and in 2000, such as expected increases in customer upgrade and support activities, problems caused by customer delays in implementing Company or third-party upgrades, and possible disruptions in the Company's external support systems and internal systems. The Company expects that this contingency planning process will continue through the remainder of 1999. In addition to the alternate power and fuel source contingency systems already in place for the Company's Information Services Center, these plans include supplementing the organization with additional technical resources from other areas of the Company during the critical period from Friday, December 31, 1999 through Monday, January 3, 2000, and forming auxiliary support centers in the Company's field organization.

As discussed above, at the end of the third quarter, the Company began to experience the first significant impact of Year 2000 as some of its customers began to lockdown their information technology environments for the transition to Year 2000. The Company now expects that the health industry's accelerating Year 2000 related focus will cause reductions in spending for new systems and services in the fourth quarter of 1999 and in the first quarter of 2000. Accordingly, the Company expects that it will experience Year 2000 related postponements in sales of software and related services, professional services, and hardware.

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

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   The following exhibits are included in this report:

          No.                        Description
          ---   ----------------------------------------------------------------

          (10)  Material Contracts -

                Deferred compensaton agreement:

                   R. James Macaleer

                Form of performance bonus plans - 1999:

                   V. Brewster Jones

                   Terrence W. Kyle

                   Francis W. Lavelle

                   David F. Perri

                   Guillermo N. Ramas, Sr.

          (27)  Financial Data Schedule

                For the Nine Months Ended September 30, 1999

   (b) No reports on Form 8-K were filed during the three-month period ended September 30, 1999.

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



                                              SHARED MEDICAL SYSTEMS CORPORATION
                                              ----------------------------------
                                              Registrant



November 15, 1999                             /S/Terrence W. Kyle
-----------------                             ----------------------------------
   Date                                       Terrence W. Kyle
                                              Senior Vice President, Treasurer,
                                              and Assistant Secretary,
                                              Principal Financial Officer and
                                              Duly Authorized Officer

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

                                 Exhibit Index

              No.                           Description
              ---          -----------------------------------------------

              (10)         Material Contracts -

                           Deferred compensation agreement:

                              R. James Macaleer

                           Form of performance bonus plans - 1999:

                              V. Brewster Jones

                              Terrence W. Kyle

                              Francis W. Lavelle

                              David F. Perri

                              Guillermo N. Ramas, Sr.

              (27)         Financial Data Schedule

                           For the Nine Months Ended September 30, 1999