Form 10-K405
period 1999-12-31
SHARED MEDICAL SYSTEMS CORP
filed 2000-03-30
CIK 89415

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to___________

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

    The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of February 29, 2000, was $1,018,729,000. See page 16 herein for assumptions on which this calculation is based.

     On February 29, 2000, there were 26,912,304 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

    Certain portions of the Company's Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Parts I and II of this Form 10-K. Certain portions of the Company's definitive Proxy Statement expected to be mailed to stockholders on or about April 17, 2000, are incorporated by reference into Part III of this Form 10-K.

                                     Part I
Item 1. Business.

General
-------

The Company, incorporated in Delaware in 1969, is a leading supplier of information solutions to the health industry in over 20 countries and territories in North America, Europe, and New Zealand. The Company's customers include hospitals and public health institutions; physician groups, clinics, and diagnostic and treatment centers; home health, assisted living, and hospice care providers; rehabilitation, behavioral, and long-term care facilities; and health enterprises, which are comprehensive networks composed of multiple health providers.

The Company develops and delivers a wide range of comprehensive solutions to meet the information technology needs of its customers. These solutions consist of software and related services, professional services, and computer hardware. Software and related services include clinical, financial and administrative, enterprise management, and decision support systems; and related application processing, electronic data interchange, enterprise systems management, managed Internet, and support services. The Company also offers a variety of complementary professional services including implementation; networking; customer education; specialized clinical, financial and technology consulting; and information technology, managed care administration and business office outsourcing. The Company's information systems operate on hardware platforms that range from personal computers, to client/server networks, minicomputers, and mainframes, which can be remotely hosted at the Company's Information Services Center (ISC) via the SMS Health Information Network or operated at the customer's site, depending on the type of solution chosen and the operational needs of the customer.

The Company has two geographic segments, North America and International. Financial information by business segment and geographic area can be found on page 34 of the Company's 1999 Annual Report to Stockholders, Notes to Consolidated Financial Statements, Business Segment Information (Note 9), which is incorporated herein by reference.

North America has historically been the Company's largest market, accounting for 86% of 1999 revenues. The Company currently has contracts with health providers in 47 states, the District of Columbia, Puerto Rico, Bermuda, and Canada. The Company markets its information systems and provides implementation services and ongoing technical, consulting and educational support with a field staff working from branch offices. At its Corporate Headquarters and ISC, the Company has customer service staff, applications specialists, and communications and computer operations personnel who assist customers in their day-to-day use of the Company's systems, and system designers and programmers who work to improve existing software applications and develop additional information systems.

The Company's international operations accounted for 14% of 1999 revenues. The Company entered the health information market in Europe in 1981 and New Zealand in 1997. The Company's international information systems and related services are provided to customers in 14 European countries and New Zealand primarily through twelve international branch offices.

Industry Overview
-----------------

The health industry continues to experience significant changes. In order to control costs, the industry has moved from a traditional fee-for-service reimbursement model to alternative payment models, which shift the financial risk from the payer to the health provider. The resulting pressures to control costs have caused the health industry to focus on providing quality care in the most efficient and cost-effective manner. The health industry also continues to experience significant consolidation among health providers including the formation of large health enterprises, which are designed to better manage risk and create continuity of quality patient care.

Health industry consolidation and changes in the way health providers are structured and reimbursed, combined with pressures to control costs, improve quality, and increase market share continue to create demand for information solutions. The growth of health enterprises in particular has resulted in demand for information systems that can gather financial and clinical information from diverse and dispersed sources, which is consistent and easily accessible throughout the enterprise.

Services and Systems
--------------------

Service and system fees earned by the Company for the years ended December 31, 1999, 1998, and 1997 were $1,083 million, $946 million, and $803 million, respectively. Service and system fees are derived primarily from software and related services and professional services.

Software and Related Services
-----------------------------

    The Company offers software systems and related application processing, electronic data interchange, and support services, which are proprietary to the Company or offered as part of strategic alliances with other vendors. These systems are designed to meet the information needs of health enterprises and public health institutions, hospitals, physicians, extended and residential-care providers, and consumers, and include clinical, financial and administrative, enterprise management, and decision support applications.

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

    Enterprise management systems are designed to meet the clinical and financial information needs of consolidating health provider networks. The Company's NOVIUS product line is specifically designed to meet the clinical and financial information needs of these health enterprises by offering a single-platform, fully integrated solution. Enterprise management systems connect all points of care in the enterprise to assist in the administration of patient care through patient indices that identify patients anywhere within the health enterprise network, schedule network-wide resources, and retain cumulative electronic patient records for various support functions. As part of its enterprise management solutions the Company offers decision support and electronic data interchange (EDI) systems. Decision support systems enable health executives and managers to set performance standards, identify variances, and analyze results by providing access to a range of strategic information collected from clinical, financial and administrative, and other enterprise management systems. EDI facilitates the sharing and standardization of information, such as eligibility verifications, and claims and remittance transmissions between health providers and payers.

    The Company's principal systems are as follows:

      BASE:

         INVISION(R)                    A clinical, financial and administrative
                                        system operating on an IBM mainframe
                                        platform.

         MedSeries4(R)                  Integrated clinical and financial
                                        applications operating on the IBM AS/400 platform.


         UNITY(R) A clinical and financial system offered with in-house processing of clinical information and remote application processing of financial information.

         ALLEGRA(R)                     Clinical, financial and administrative
                                        applications operating on a Compaq-based platform.

         Eagle 2000(R)                  A financial management system designed
                                        primarily for health providers in the
                                        State of New York.

         CLINICOM*                      A clinical, financial and administrative
                                        system sold in Europe.

         Medico A clinical, financial and administrative system for European providers.

      AMBULATORY CARE:

         SIGNATURE(R)                   A financial and administrative system
                                        for large group physician practices.

         NOVIUS(R) Practice Manager     Financial and administrative
                                        applications to support physician
                                        practices.

         NOVIUS(R) Clinical Manager     A computer-based patient record
                                        for the physician enterprise that
                                        provides for easy data collection
                                        and access to integrated
                                        information.

         Physician Connect              A Web browser-based electronic
                                        medical record for physician
                                        practices that includes a suite
                                        of workflow-based applications.

     CONTINUING CARE:

         NOVIUS Home Care(R)            A clinical and financial system for home
                                        health providers.

         Long-Term Care System          Information systems for skilled nursing
                                        providers.

     CONSUMER RESOURCES & EDUCATION:

         Alliance with drkoop.com**     Internet/Intranet applications to
                                        address the healthcare information needs of consumers, patients and health professionals.

     CLINICAL:

         Common Vocabulary Engine       Provides a single information source of
                                        terms and concepts that comprise the
                                        medical vocabulary used in the patient
                                        care process. The Common Vocabulary
                                        Engine defines the relationships between healthcare terms providing a single, central source of terminology for all SMS clinical applications.

         Clinical Documentation/        Supports the clinical process by
         Orders Charting                addressing the ongoing cycle of
                                        assessments and care planning, charting
                                        treatments and medications, and
                                        evaluating outcomes.

         Clinical Observations and      Provides a single repository for the
         Results                        collection of active clinical data -
                                        observations, progress notes, and
                                        results on each patient's medical
                                        condition.

         Order Processing               Provides for order communications among
                                        all departments in acute care,
                                        outpatient and remote settings.

         Patient Management             Provides online, interactive admissions,
                                        discharges, transfers (ADT),
                                        registration, re-registration, bed
                                        reservation/control, pre-admission
                                        planning, care provider census inquiry,
                                        and reporting for both inpatients and
                                        outpatients.

         NOVIUS Rules Engine(R)         Provides a rule-based system of clinical
                                        alerts and reminders using the Arden
                                        Syntax (an industry standard).

         Protocols                      Provides tools needed to organize and
                                        implement treatment guidelines,
                                        associated variance management, and
                                        outcomes measurement across the
                                        continuum of care.

         Medical Imaging                Provides an image repository that
         Management System              efficiently stores and provides access
                                        to medical film or medical images for
                                        review.

         NOVIUS Radiology(R)            Provides for systematic control of the
                                        flow of orders, charges, and results in
                                        the radiology department.

         NOVIUS Lab(R)                  Supports laboratory operations,
                                        including Microbiology, Blood Bank,
                                        Anatomic Pathology, and outreach
                                        services.

         Pharmacy System                Supports pharmacy operations including
                                        routine dispensing operations,
                                        medication and IV admixture processing,
                                        automatic clinical screening, outpatient pharmacy processing and drug evaluation.

     FINANCIAL & ADMINISTRATIVE:

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

         Human Resources Management     Provides human resource and payroll
         System                         applications for hospitals.

         Document Imaging               Provides electronic imaging of documents
                                        and records for the business office.

     ENTERPRISE MANAGEMENT:

         Enterprise Access              Provides a single point of entry into
         Directory(R)                   the demographic and key clinical
                                        information maintained within the
                                        enterprise.


         Lifetime Clinical Record(R)    Provides an integrated lifetime view of
                                        a patient's significant clinical data
                                        collected from throughout the healthcare enterprise. The system also supports analyses across selected patient populations.

         Enterprise Registration        Provides integrated healthcare
                                        enterprise management of patient
                                        registration.

         NOVIUS(R) Data Warehouse       Provides a centralized source of
                                        management information for decision
                                        support.

         NOVIUS(R) Scheduling           Enables scheduling of provider services
                                        throughout the enterprise.

         NOVIUS(R) Quality Advisor      Allows organizations to identify and
                                        monitor performance throughout the
                                        enterprise using key quality indicators.

         NOVIUS(R) General Financials   Provides general accounting and
                                        financial applications for the health
                                        enterprise, which include
                                        general ledger and accounts payable.

         NOVIUS(R) Human Resources      Provides an integrated healthcare
                                        enterprise management system for human
                                        resources and payroll.

         NOVIUS(R) Healthcare           Provides an integrated healthcare
         Procurement                    enterprise management system for
                                        materials management processes.

         NOVIUS(R) Cost Accounting      Provides cost information for the health
                                        enterprise that enables users to develop fully allocated costs at the department, charge time, and patient levels.

         NOVIUS(R) Flexible Budgeting   Generates and monitors both fixed and
                                        flexible budgets for the health
                                        enterprise.

         NOVIUS Imaging(R)              Provides document and medical imaging
                                        applications to support clinical and
                                        business office operations.

         Contract Management            Provides operational tools for
                                        administration, assessment and analysis
                                        of managed care agreements for the
                                        provider.

         Managed Care Administration    Supports administrative and financial
                                        management for health plans operated by
                                        providers.

         SMS OPENLink(R)                Provides a tool for application
                                        integration.

     ELECTRONIC DATA INTERCHANGE
     SERVICES:

         Integrated Eligibility         Checks patient/member eligibility online
                                        Service at the registration desk to
                                        receive copays and support
                                        reimbursement.

         Patient ID Services            Verifies patient addresses and social
                                        security numbers online to support
                                        reimbursement and minimize return mail.

         Integrated Notifications,      Real-time services to electronically
         Authorizations, and Referrals  automate patient referral or pre-
                                        certification, notifications of
                                        admissions or referral, and to request
                                        authorization.

         Electronic Remittance Service  Automates same-day posting of payments and other remittance data.

         Integrated Claims Service      Enables customers to electronically edit
                                        and submit UB-92, HCFA1500, and specific state forms.

         Pharmacy Claims                Enables customers to submit pharmacy
                                        claims and receive online adjudication.

         Remote Statement Services      Enables customers to process statements
                                        quickly and cost-effectively.


     GROUPWARE:

         Policies and Procedures        Applications that act as a repository of
                                        policies and procedures.

         Enterprise Vendor Contract     Enables management and distribution of
         Tracking                       vendor contracts by type, department,
                                        expiration date, and value.

         Enterprise Project Tracking    Provides an integrated workflow
                                        environment for managing projects and
                                        tasks.

         Enterprise Applicant Tracking  Supports storage, management and distribution of employment applications
                                        processed by the Human Resources
                                        Department.

     The product names marked with a (R) are registered trademarks of the Company or its subsidiaries.

     *CLINICOM is a registered trademark of the Company or its subsidiaries in Germany, Ireland, Switzerland and the United Kingdom.

     **drkoop.com is a trademark of drkoop.com, Inc.

     Application Service Provider
     ----------------------------

     The Company acts as an Application Service Provider to its customers, which involves processing a customer's applications using the Company's equipment and personnel at the ISC. This service frees the Company's customers from having to maintain the facilities, equipment and technical staff required for systems processing. The Company processes applications for over 1,000 customer facilities.

  Enterprise Systems Management
  -----------------------------

  The Company offers services for managing health providers' information systems environment, including workstations, servers, networks, and the Internet.

  Managed Internet Services
  -------------------------

  The Company offers its customers Internet Security Service geared for applications running in the ISC and managed Internet service for customers with a routed wide area network connection to the ISC, contains components of Internet access and mail, firewalls and mail servers/relay management within the ISC.

  Support Services
  ----------------

  The Company offers its customers support services to assist them in maintaining the operation of its information systems in accordance with the corresponding documentation.

Professional Services
---------------------

The Company offers a wide variety of professional services that complement the Company's information systems. These services include system implementation, networking, customer education, specialized clinical, financial and technology consulting, and information technology, business office and managed care administration outsourcing.

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

  Outsourcing Services
  --------------------

  The Company offers information technology, business office, and managed care administration outsourcing services. Information technology outsourcing encompasses a range of engagements, from interim management arrangements and help desk outsourcing to full facilities management partnerships, where all datacenter and other information technology responsibilities are performed by the Company. In business office outsourcing engagements, the Company assumes administrative responsibility for the business and operational aspects of a customer's billing, collections, cash management, and related functions. Managed care administration outsourcing provides customers with the information technology and managed care administrative methodology to assist with the management and administrative aspects of customers' risk-bearing contracts with managed care payers.

  Education Services
  ------------------

  The Company provides education and training services to support users of the Company's applications and related technologies. Services are provided at the Company's education and training sites, at customer sites, or through computer-based training.

Hardware Sales
--------------

In connection with sales of its software systems, the Company may also sell to its customers third-party hardware ranging from personal computers, to client/server networks, minicomputers, and mainframes. Hardware sales revenues for the years ended December 31, 1999, 1998, and 1997 were $134 million, $189 million, and $119 million, respectively.

Customers
---------

The Company's customers include health providers, such as health enterprises and public health institutions, hospitals, as well as other health providers along the continuum of care, including physician groups, clinics, and diagnostic and treatment centers; home health, assisted living, and hospice care providers; and rehabilitation, behavioral, and long-term care facilities.

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

In 1999, 1998, and 1997, no single customer accounted for 10% or more of consolidated revenues. At December 31, 1999, total future revenues under contract exceeded $2.4 billion.

Competition
-----------

The health information system (HIS) market is intensely competitive. Competition among HIS vendors is based on a combination of breadth of product offerings, service, and price. In the United States, the Company's principal competitors are other national vendors focused on the health market, including McKesson HBOC, Inc., IDX Systems Corporation, Medical Information Technology, Inc. (Meditech), Cerner Corporation, and Eclipsys Corporation. In each sector of the HIS market, however, the Company also competes with niche vendors serving only that sector. In addition, some hospitals have developed their own proprietary systems. The Company competes for consulting, planning, re-engineering, integration and management engagements with regional, national and international consulting firms. In its international business, the Company competes with one or more regional or local providers in each country.

Research and Development
------------------------

The Company continually enhances existing services and systems and develops new services and systems to meet the information processing needs of the health industry. Profitability of newly-developed services and systems depends upon attainment of sufficient sales volumes and continued improvement and efficiency of the services and systems.

The Company expenses all research and non-capitalized development costs, which generally consist of costs incurred to establish the technological feasibility of internally developed computer software. These expenses, which are primarily for salaries of personnel and computer costs, were $81.5 million in 1999, $80.1 million in 1998, and $65.9 million in 1997.

The Company capitalizes costs of internally developed computer software intended to be licensed to customers. Capitalization for internally developed computer software begins when a project reaches technological feasibility and ends when the software is available for general release to customers. Technological feasibility for internally developed computer software is established when detailed program designs, which substantiate that the software product can be produced to meet its design specifications, including applicable program functions, features and technical performance requirements, are completed. The Company amortizes internally developed computer software on a product-by-product basis using the greater of the amount computed by the straight-line method over the estimated useful life of the product, or the ratio of current revenues compared to total estimated revenues. Capitalized internally developed computer software costs intended to be licensed to customers, net of accumulated amortization, were $61.9 million and $49.7 million as of December 31, 1999 and 1998, respectively. Amortization related to capitalized internally developed computer software intended to be licensed to customers was $10.4 million in 1999, $9.9 million in 1998, and $7.9 million in 1997.

Intellectual Property
---------------------

The Company depends upon a combination of trade secret, copyright and trademark laws; license agreements; employee education; and nondisclosure, noncompetition and other contractual provisions to protect its proprietary rights and products. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, employees, and consultants.

Personnel
---------

As of December 31, 1999, the Company had 7,634 full-time employees.

Item 2. Properties.

The Company owns 116 acres of land in Chester County, Pennsylvania and has constructed four buildings on this site: an information services center (81,000 square feet), which was put into service in 1979, and three office buildings with an aggregate of 661,000 square feet, the first of which was placed in service in 1981, the second of which was placed in service in 1983, and the third of which was placed in service in 1999. These office buildings serve as the Company's corporate headquarters. The Company also leases office space in most major metropolitan areas in the United States for marketing, implementation and support personnel. The Company also owns office buildings in Spain and the United Kingdom and leases office space in various locations to support its international operations. These properties are adequate for existing operations. The Company also owns a separate tract of 241 acres of land in Chester County, Pennsylvania for possible future expansion.

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

Item 3. Legal Proceedings.

In early March 2000, the Company announced that it had received an unsolicited proposal from Eclipsys Corporation ("Eclipsys") regarding a proposed merger with the Company and a notice of Eclipsys' intent to nominate a majority of the Company's Board of Directors. The Board has announced that it is uninterested in a combination of the two companies, and it has determined to explore strategic alternatives that may be available to the Company.

On March 3, 2000, three separate purported class action lawsuits were filed against the Company and its Directors in the Delaware Court of Chancery. Weckel
v. Macaleer, No. 17844NC (Del. Ch.); Sherman v. Shared Medical Systems Corporation, No. 17841NC (Del.Ch.); Weisz v. Macaleer, No. 17840NC (Del. Ch.). A fourth such action was filed on March 7, 2000, Cavanagh v. Macaleer, No. 17868NC (Del. Ch.), and a fifth and sixth on March 10, 2000. Kass v. Macaleer, No. 17880NC (Del. Ch.); Goldberg v. Macaleer, No. 17881NC (Del. Ch.). The class actions are purportedly brought on behalf of a class consisting of all of the Company's shareholders. In general, the class actions allege that the Company and its Directors breached their fiduciary duties to the Company's shareholders in responding to the Eclipsys proposal, and seek damages in unspecified amounts and injunctive relief requiring the Directors to take certain specified actions in response to the Eclipsys proposal.

On March 6, 2000, Eclipsys filed a lawsuit in the Delaware Court of Chancery against the Company and its Directors. Eclipsys Corporation v. Shared Medical Systems Corporation, No. 17851NC (Del. Ch.). In the Eclipsys lawsuit, Eclipsys seeks an order compelling the Company's Board to render the Company's Shareholders Rights Plan (the "Rights Plan") inapplicable to Eclipsys' offer, and seeks a declaration that certain provisions of the Rights Plan are invalid under Delaware law. Eclipsys alleges that the Company's Directors' failure to redeem the Rights Plan or otherwise render it inapplicable to the Eclipsys proposal constitutes a breach of the Directors' fiduciary duties. The Company has amended the Rights Plan to remove certain provisions challenged by Eclipsys that had been rendered invalid by developments in Delaware law after the adoption of the Company's Rights Plan. On March 30, 2000, Eclipsys Corporation announced that it was withdrawing its suit against the Company and its nomination of directors.

The Company believes that these lawsuits are without merit, and intends to defend the actions vigorously.

The Company has discussed with federal authorities a civil investigation of billing and accounting practices at Straub Clinic & Hospital, a former Company customer. In September 1998, Straub paid federal and state authorities $2.4 million to settle allegations of wrongdoing, including Straub's improper retention of funds from government reimbursement programs. The investigation did not focus on the operation of the Company's billing software used at Straub, and the government does not allege any improper receipt or retention of federal funds by the Company or any of its employees. Rather, the investigation concerned the role of a single Company employee in this situation. The Company believes that its employee's actions were appropriate and lawful, and does not believe that the outcome of this matter will have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

Listed below are the name, age as of December 31, 1999, and position(s) with the Company and principal occupation(s) for the past five years of each of the current executive officers of the Company.



                                      Positions with Company and Principal
        Name             Age            Occupation(s) - Past Five Years
--------------------------------------------------------------------------------
R. James Macaleer        65     Chairman of the Board since August 1995. Prior
                                to this, Mr. Macaleer served as Chairman of the Board and Chief Executive Officer since the
                                Company's founding in 1969.

Marvin S. Cadwell        56     Director, President, and Chief Executive Officer
                                since August 1995. Prior to this, Mr. Cadwell served as Director, President, and Chief
                                Operating Officer, May 1995 - August 1995;
                                President and Chief Operating Officer, March
                                1995 - May 1995; Executive Vice President and
                                Chief Operating Officer of SMS Europe, October
                                1993 - March 1995. Mr. Cadwell originally joined the Company in 1975.

James C. Kelly           60     Secretary since June 1990. Mr. Kelly originally
                                joined the Company in 1972.

V. Brewster Jones        55     Senior Vice President since May 1997. Prior to
                                this, Mr. Jones served in a variety of executive positions for Multimedia Medical Systems, Inc., an information technology provider for the health industry, September 1995 - May 1997; and
                                President and Chief Executive Officer of
                                Pharmakinetics Laboratories, Inc., a
                                pharmaceutical research company, October 1990 -
                                July 1995.

Terrence W. Kyle         49     Senior Vice President, Treasurer, and Assistant
                                Secretary since August 1996. Prior to this, Mr.
                                Kyle served as Vice President of Finance,
                                Treasurer, and Assistant Secretary, June 1990 -
                                August 1996. Mr. Kyle originally joined the
                                Company in 1976.

Francis W. Lavelle       50     Senior Vice President of U.S. Customer
                                Operations since December 1993. Mr. Lavelle originally joined the Company in 1988.

                                    Positions with Company and Principal
            Name           Age        Occupation(s) - Past Five Years
--------------------------------------------------------------------------------
David F. Perri             50   Senior Vice President since August 1996. Prior
                                to this, Mr. Perri served as Vice President of Technology Solutions, March 1995 - August 1996;
                                and Vice President of Technical Affairs, June
                                1990 - March 1995. Mr. Perri originally joined the Company in 1980.

Guillermo N. Ramas, Sr.    54   Senior Vice President and President of SMS
                                International since August 1996. Prior to this,
                                Mr. Ramas served as Managing Director of SMS
                                Europe, October 1993 - August 1996. Mr. Ramas originally joined the Company in 1987.

Michael B. Costello        56   Vice President of Administration and Corporate
                                Communications since January 1991. Mr. Costello originally joined the Company in 1979.

Edward J. Grady            47   Vice President, Controller, and Assistant
                                Treasurer since September 1996. Prior to this,
                                Mr. Grady served as Controller and Assistant
                                Treasurer, February 1993 - September 1996. Mr.
                                Grady originally joined the Company in 1980.

Bonnie L. Shuman           51   Vice President, General Counsel, and Assistant
                                Secretary since September 1996. Prior to this,
                                Ms. Shuman served as General Counsel and
                                Assistant Secretary, June 1990 - September 1996.
                                Ms. Shuman originally joined the Company in 1983.

--------------------------------------------------------------------------------
In calculating the aggregate market value of voting stock held by non-affiliates as shown on the cover page of this Form 10-K Report, the Company has included all of its directors, and only its directors, as affiliates of the Company. This is not an admission by the Company that any or all of its directors are in fact affiliates. The aggregate market value of voting stock held by non-affiliates was computed by using the high and low prices of the Company's stock as of February 29, 2000.

                                     Part II

The following information contained in the Company's Annual Report to Stockholders for the year ended December 31, 1999 is incorporated herein by reference:

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Page 23, Section titled Market Price and Dividends Declared Per Share *- "1999" and "1998" columns and the related footnote

Effective November 16, 1999, the Company issued 7,000 shares of its Common Stock to a rabbi trust to be held for the benefit of an officer of the Company in connection with a deferred compensation arrangement for such officer. The issuance of such shares either did not constitute an offer or sale of such shares within the meaning of the Securities Act of 1933 (the "Act"), or was exempt from registration under Section 4(2) of the Act.

Item 6. Selected Financial Data.

Page 23, Section titled Summary of Consolidated Operations - "Revenues," "Net Income," "Net Income Per Share - Basic," and "Net Income Per Share - Diluted" line items

Page 23, Section titled Summary of Consolidated Financial Position - "Total Assets" and "Long-Term Debt and Capital Leases" line items

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

Item 8. Financial Statements and Supplementary Data.

Pages 24 through 34

Page 35, Report of Independent Public Accountants

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    Part III

The following information contained in the Company's definitive Proxy Statement expected to be mailed to stockholders on or about April 17, 2000 is incorporated herein by reference:

Item 10. Directors and Executive Officers of the Registrant.

Section titled "Security Ownership": subsection titled "Directors and Management": columns "Name of Beneficial Owner" and "Director Since" for the portion of the table titled "Directors"

(For information concerning the Company's Executive Officers see pages 14 and 15 hereof, section titled "Executive Officers of the Registrant")

Item 11. Executive Compensation.

Section titled "Election of Directors": subsection titled "Compensation of Directors"

Section titled "Executive Compensation": subsection titled "Compensation Summaries"

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Section titled "Security Ownership"

Item 13. Certain Relationships and Related Transactions.

None.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     1. Financial Statements - the following consolidated financial statements included on pages 24 through 35 in the Company's Annual Report to Stockholders for the year ended December 31, 1999 are included in this report.

            . Consolidated Balance Sheet as of December 31, 1999 and 1998 (page 24)

            . Consolidated Statement of Income for the years ended December 31, 1999, 1998, and 1997 (page 25)

            . Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998, and 1997 (page 26)

            . Consolidated Statement of Stockholders' Investment for the years ended December 31, 1999, 1998, and 1997 (page 27)

            . Notes to Consolidated Financial Statements for the years ended December 31, 1999, 1998, and 1997 (pages 28 through
                34)

            . Selected Quarterly Financial Data (Unaudited) for the years ended December 31, 1999 and 1998 as reported in Note 10 to Consolidated Financial Statements (page 34)

            .   Report of Independent Public Accountants (page 35)

     2. Financial Statement Schedules - the following Financial Statement Schedules required by Article 5 of Regulation S-X are included in this report:

            .   Report of Independent Public Accountants on Schedule

            .   Schedule II - Valuation and Qualifying Accounts

            . Schedules omitted - the following schedules are omitted since they are not required, or not applicable: I, III, IV, and V

         3.      The following exhibits are included in this report:

                 No.                        Description
                ---- -----------------------------------------------------------

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

                     Note Purchase Agreement (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30,
                     1999)*

                     Deferred compensation agreements:**

                        R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended September 30, 1999)*

                        James C. Kelly (filed as Exhibit (10) to the
                        Company's Form 10-K Report for the year ended December 31, 1995)*

                        Form of deferred compensation agreement (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1998)*:

                           Marvin S. Cadwell

                           V. Brewster Jones

                           Terrence W. Kyle

                           Francis W. Lavelle

* Previously filed as indicated and incorporated herein by reference. ** May be deemed a management contract or compensatory arrangement.

                 No.                        Description
                ---- -----------------------------------------------------------

                           David F. Perri


                        Guillermo N. Ramas, Sr. (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1997)*

                     Performance bonus plans - 1999:**

                        Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30, 1999)*

                        Form of performance bonus plan (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended September 30, 1999)*:

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

                           David F. Perri

                           Guillermo N. Ramas, Sr.

                     Insurance agreement:**

                        R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

* Previously filed as indicated and incorporated herein by reference. ** May be deemed a management contract or compensatory arrangement.

                 No.                        Description
                ---- -----------------------------------------------------------

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

                           Francis W. Lavelle

                           David F. Perri

                           Guillermo N. Ramas, Sr.

                        Form of senior management employment agreement (filed as Exhibit (10.3) to the Company's Form 10-Q Report for the quarter ended September 30, 1996)*:

                           Michael B. Costello

                           Edward J. Grady

                           Bonnie L. Shuman

               (13) Annual Report to Stockholders for the year ended December 31, 1999***

               (21)  Significant Subsidiaries of the Registrant

               (23)  Consent of Independent Public Accountants

               (27)  Financial Data Schedule

(b) No reports on Form 8-K were filed during the three-month period ended December 31, 1999.



*  Previously filed as indicated and incorporated herein by reference.

** May be deemed a management contract or compensatory arrangement.

***With the exception of the material specifically incorporated by reference in
Part I and Part II of this Form 10-K, the Annual Report to Stockholders for the year ended December 31, 1999 is not to be deemed "filed" as part of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARED MEDICAL SYSTEMS CORPORATION


By:  /S/ R. James Macaleer                        Date: March 30, 2000
     -----------------------------------------          -------------------
     R. James Macaleer - Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /S/ R. James Macaleer                        Date: March 30, 2000
     -----------------------------------------          -------------------
     R. James Macaleer - Chairman of the Board


By:  /S/ Marvin S. Cadwell                        Date: March 30, 2000
     -----------------------------------------          -------------------
     Marvin S. Cadwell - Director,
     President, and Chief Executive Officer


By:  /S/ Frederick W. DeTurk                      Date: March 30, 2000
     -----------------------------------------          -------------------
     Frederick W. DeTurk - Director


By:  /S/ Josh S. Weston                           Date: March 30, 2000
     -----------------------------------------          -------------------
     Josh S. Weston - Director


By:  /S/ Jeffrey S. Rubin                         Date: March 30, 2000
     -----------------------------------------          -------------------
     Jeffrey S. Rubin - Director


By:  /S/ Gail R. Wilensky                         Date: March 30, 2000
     -----------------------------------------          -------------------
     Gail R. Wilensky - Director


By:  /S/ Terrence W. Kyle                         Date: March 30, 2000
     -----------------------------------------          -------------------
     Terrence W. Kyle - Senior Vice President,
     Treasurer, and Assistant Secretary

By:  /S/ Edward J. Grady                          Date: March 30, 2000
     -----------------------------------------          -------------------
     Edward J. Grady - Vice President,
     Controller, and Assistant Treasurer

                               ARTHUR ANDERSEN LLP

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To Shared Medical Systems Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Shared Medical Systems Corporation's 1999 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                /S/ Arthur Andersen LLP

Philadelphia, PA
February 8, 2000

SCHEDULE II


                                                SHARED MEDICAL SYSTEMS CORPORATION
                                                 VALUATION AND QUALIFYING ACCOUNTS
                                       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                       -----------------------------------------------------

                                  Balance                                                                  Balance
                               Beginning of               Charges to               Additions/              End of
                                   Year                    Expenses               (Deductions)              Year
                               ------------               ----------             -------------          -----------
Reserve for Doubtful Accounts:

  December 31, 1999            $13,369,000                $6,244,000             $(3,471,000) (1)       $16,142,000
                               ===========                ==========             ===========            ===========

  December 31, 1998            $10,828,000                $5,237,000             $(2,696,000) (1)       $13,369,000
                               ===========                ==========             ===========            ===========

  December 31, 1997            $ 9,389,000                $5,339,000             $(3,900,000) (1)       $10,828,000
                               ===========                ==========             ===========            ===========



(1)Write-offs of uncollectible accounts

                                  Exhibit Index

                 No.                        Description
                ---- -----------------------------------------------------------
                (3)  Articles of Incorporation and By-laws -

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

                     Note Purchase Agreement (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30,
                     1999)*

                     Deferred compensation agreements:**

                        R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-Q Report for the year ended September 30, 1999)*

                        James C. Kelly (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

                        Form of deferred compensation agreement (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1998)*:

                           Marvin S. Cadwell

                           V. Brewster Jones

                           Terrence W. Kyle

                           Francis W. Lavelle

* Previously filed as indicated and incorporated herein by reference. ** May be deemed a management contract or compensatory arrangement.

                 No.                        Description
                ---- -----------------------------------------------------------

                           David F. Perri

                        Guillermo N. Ramas, Sr. (filed as Exhibit (10) to the Company's Form 10-K Report for the quarter ended December 31, 1997)*

                     Performance bonus plans - 1999:**

                        Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30, 1999)*

                        Form of performance bonus plan (filed as Exhibit
                        (10) to the Company's Form 10-Q Report for the quarter ended September 30, 1999)*:

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

                           David F. Perri

                           Guillermo N. Ramas, Sr.


                     Performance bonus plans - 1998:**

                        Marvin S. Cadwell (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30, 1998)*

                        Form of performance bonus plan (filed as Exhibit (10) to the Company's Form 10-Q Report for the quarter ended June 30, 1998):*

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

                           David F. Perri

                           Guillermo N. Ramas, Sr.

                     Insurance agreement:**

                        R. James Macaleer (filed as Exhibit (10) to the Company's Form 10-K Report for the year ended December 31, 1995)*

* Previously filed as indicated and incorporated herein by reference. ** May be deemed a management contract or compensatory arrangement.

                 No.                        Description
                ---- -----------------------------------------------------------

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

                           Francis W. Lavelle

                           David F. Perri

                           Guillermo N. Ramas, Sr.

                        Form of senior management employment agreement (filed as Exhibit (10.3) to the Company's Form 10-Q Report for the quarter ended September 30, 1996)*:

                           Michael B. Costello

                           Edward J. Grady

                           Bonnie L. Shuman


               (13) Annual Report to Stockholders for the year ended December 31, 1999***

               (21)  Significant Subsidiaries of the Registrant

               (23)  Consent of Independent Public Accountants

               (27)  Financial Data Schedule

*  Previously filed as indicated and incorporated herein by reference.

** May be deemed a management contract or compensatory arrangement.

***With the exception of the material specifically incorporated by reference in
Part I and Part II of this Form 10-K, the Annual Report to Stockholders for the year ended December 31, 1999 is not to be deemed "filed" as part of this Form 10-K.