Form 10-Q
period 2000-03-31
SHARED MEDICAL SYSTEMS CORP
filed 2000-05-15
CIK 89415

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________to___________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No____
   ----


On April 30, 2000, there were 27,012,963 shares of Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      SHARED MEDICAL SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                            (Amounts in thousands)

                                                                        March 31     December 31
                                                                          2000          1999
                                                                      -----------   ------------
                                                                      (unaudited)
ASSETS
Current Assets:
 Cash and short-term investments.................................       $ 88,724      $104,700
 Accounts receivable, net........................................        315,765       343,399
 Prepaid expenses and other current assets.......................         31,325        31,443
                                                                       ---------     ---------
   Total Current Assets..........................................        435,814       479,542
Property and Equipment, net......................................        148,932       153,288
Computer Software, net...........................................        112,932       109,375
Other Assets.....................................................        171,917       173,539
                                                                       ---------     ---------
                                                                        $869,595      $915,744
                                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Notes payable...................................................       $ 47,598      $ 48,758
 Current portion of capital leases...............................          2,217         2,255
 Dividends payable...............................................          5,664         5,651
 Accounts payable................................................         26,414        30,934
 Accrued expenses................................................         59,670        89,399
 Current deferred revenues.......................................         35,030        41,465
 Accrued and current deferred income taxes.......................         23,251        28,147
                                                                       ---------     ---------
   Total Current Liabilities.....................................        199,844       246,609
                                                                       ---------     ---------
Deferred Revenues................................................          8,416         6,938
                                                                       ---------     ---------
Long-Term Debt and Capital Leases................................        177,708       178,217
                                                                       ---------     ---------
Deferred Income Taxes............................................         26,846        26,846
                                                                       ---------     ---------
Commitments and Contingencies

Stockholders' Investment:
  Preferred stock, par value $.10;
   authorized 1,000,000 shares; none issued......................          -             -
  Common stock, par value $.01; authorized
   120,000,000 shares; 30,856,795 shares issued in
   2000 and 30,791,605 in 1999...................................            309           308
  Paid-in capital................................................         89,638        85,723
  Retained earnings..............................................        435,869       438,876
  Common stock in treasury, at cost, 3,884,920
   shares in 2000 and 3,880,320 in 1999..........................        (53,532)      (53,233)
  Cumulative translation adjustment..............................        (15,503)      (14,540)
                                                                       ---------     ---------
   Total Stockholders' Investment................................        456,781       457,134
                                                                       ---------     ---------
                                                                        $869,595      $915,744
                                                                       =========     =========

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                      ----------------------------------
              (Amounts in thousands except for per share amounts)

                                                                  Three Months Ended
                                                                       March 31
                                                               -------------------------
                                                                   2000           1999
                                                               -----------    ----------
                                                                       (unaudited)
Revenues:
 Service and system fees.................................         $222,088      $259,809
 Hardware sales..........................................           18,527        27,260
                                                               -----------    ----------
                                                                   240,615       287,069
                                                               -----------    ----------
Cost and Expenses:
 Operating and development...............................          128,681       121,487
 Marketing and installation..............................           68,964        92,876
 General and administrative..............................           19,509        20,103
 Cost of hardware sales..................................           15,584        21,018
 Interest................................................            3,591         2,049
                                                               -----------    ----------
                                                                   236,329       257,533
                                                               -----------    ----------

Income Before Income Taxes...............................            4,286        29,536

Provision for Income Taxes...............................            1,629        11,223
                                                               -----------    ----------

Net Income...............................................         $  2,657      $ 18,313
                                                               ===========    ==========

Net Income Per Common Share:
  Basic..................................................             $.10          $.69
                                                               ===========    ==========
  Diluted................................................             $.10          $.68
                                                               ===========    ==========

Number of shares used to compute per share amounts:
  Basic..................................................           26,738        26,575
                                                               ===========    ==========
  Diluted................................................           27,224        27,034
                                                               ===========    ==========

Dividends Declared Per Common Share......................             $.21          $.21
                                                               ===========    ==========

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                            (Amounts in thousands)

                                                                                           Three Months Ended
                                                                                                March 31
                                                                                        ------------------------
                                                                                            2000          1999
                                                                                        ----------    ----------
                                                                                              (unaudited)
Cash Flows from Operating Activities:
 Net income.........................................................................      $  2,657      $ 18,313
 Adjustments to reconcile net income to
  cash flows from operating activities -
    Depreciation and amortization...................................................        13,815        11,691
    Asset (increase) decrease -
      Accounts receivable...........................................................        27,634         2,771
      Prepaid expenses and other current assets.....................................           118         1,547
      Other assets..................................................................           407         2,743
    Liability increase (decrease) -
      Accounts payable and accrued expenses.........................................       (34,249)      (34,347)
      Accrued and current deferred income taxes.....................................        (4,896)        7,437
      Deferred revenues.............................................................        (4,957)           61
      Deferred income taxes.........................................................           -           1,500
    Other...........................................................................          (557)       (1,433)
                                                                                        ----------    ----------

      Net cash (used for) provided by operating
       activities...................................................................           (28)       10,283
                                                                                        ----------    ----------

Cash Flows from Investing Activities:
 Property and equipment additions...................................................        (4,042)      (11,090)
 Computer software additions........................................................        (8,170)       (8,888)
 Equipment dispositions.............................................................             5           -
                                                                                        ----------    ----------

      Net cash used for investing activities........................................       (12,207)      (19,978)
                                                                                        ----------    ----------
Cash Flows from Financing Activities:
 Dividends paid.....................................................................        (5,651)       (5,588)
 Stock options exercised............................................................         3,617         1,260
 Notes payable (decrease) increase..................................................        (1,160)       14,688
 Long-term debt and capital
  lease obligation payments.........................................................          (547)       (1,182)
                                                                                        ----------    ----------
      Net cash (used for) provided by
       financing activities.........................................................        (3,741)        9,178
                                                                                        ----------    ----------
Net Decrease in Cash and Short-Term Investments.....................................       (15,976)         (517)
Cash and Short-Term Investments, Beginning of Period................................       104,700        40,070
                                                                                        ----------    ----------
Cash and Short-Term Investments, End of Period......................................      $ 88,724      $ 39,553
                                                                                        ==========    ==========

The accompanying notes are an integral part of this statement.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Notes to Consolidated Financial Statements - March 31, 2000 (unaudited):

1. Basis of Presentation:

     The information furnished in this Form 10-Q reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial statements contained herein.

2. Accounts Receivable:

     At March 31, 2000 and December 31, 1999, the Company's trade accounts receivable were reduced by allowances for doubtful accounts of $15.9 million and $16.1 million, respectively.


3. Property and Equipment:

     The major classes of property and equipment at March 31, 2000 and December 31, 1999 were as follows (amounts in thousands):


                                         March 31     December 31
                                           2000          1999
                                       -----------    -----------
                                       (unaudited)

     Land and land improvements........   $ 11,573       $ 11,576
     Buildings.........................    105,722        105,418
     Equipment.........................    226,836        232,063
                                       -----------    -----------
                                           344,131        349,057
       Less accumulated depreciation
         and amortization..............    195,199        195,769
                                       -----------    -----------
                                          $148,932       $153,288
                                       ===========    ===========

4. Computer Software:

     The accumulated amortization for capitalized internally produced computer software and purchased software at March 31, 2000 and December 31, 1999 was $101.2 million and $96.7 million, respectively.


5. Comprehensive Income:

     The Company's comprehensive income for the three months ended March 31 was (amounts in thousands):

                                               Quarter Ended
                                                  March 31
                                         --------        -------
                                           2000            1999
                                         --------        -------
                                                 (unaudited)

     Net income.........................   $2,657        $18,313
     Other comprehensive income:
      Foreign currency translation
       adjustments......................     (963)        (2,073)
                                         --------        -------
     Comprehensive income...............   $1,694        $16,240
                                         ========        =======

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

6.   Business Segment Information:

        Business segment information for the Company for the three months ended March 31 was as follows (amounts in thousands):


                                             Quarter Ended
                                                March 31
                                       ------------------------
                                         2000           1999
                                       ------------------------
                                             (unaudited)
        Revenues:
         North America.................$203,599        $247,091
         International.................  37,016          39,978
                                       ------------------------
                                       $240,615        $287,069
                                       ========================

        Pretax income/(loss):
         North America................. $ 5,763         $31,706
         International.................  (1,477)         (2,170)
                                       ------------------------
                                        $ 4,286         $29,536
                                       ========================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Autobahn Acquisition Corporation (the "Purchaser"), a Delaware corporation and a wholly-owned subsidiary of Siemens Corporation, a Delaware corporation ("Siemens"), has commenced a tender offer to purchase all of the outstanding shares of the Company's Common Stock and the associated preferred stock purchase rights (the "Rights") issued pursuant to the Rights Agreement dated as of May 1, 1991, as amended, between the Company and ChaseMellon Shareholder Services, L.L.C. (the Common Stock and the Rights together being referred to herein as the "Shares"), at a purchase price of $73.00 per Share, net to the seller in cash, upon the terms and subject to the conditions set forth in the Purchaser's Offer to Purchase, dated May 10, 2000, and in the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constitute the "Offer"). Siemens is a wholly-owned indirect subsidiary of Siemens Aktiengesellschaft. The Offer is described in a Tender Offer Statement on Schedule TO filed by Siemens and the Purchaser with the Securities and Exchange Commission on May 10, 2000. The Offer is being made in accordance with the Agreement and Plan of Merger, dated as of April 30, 2000, among Siemens, the Purchaser and the Company (the "Merger Agreement"). The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions, following completion of the Offer, and in accordance with the General Corporation Law of the State of Delaware (the "DGCL"), the Purchaser will be merged with and into the Company (the "Merger"). Following the consummation of the Merger, the Company will continue as the surviving corporation and will be a wholly-owned subsidiary of Siemens. At the effective time of the Merger, each issued and outstanding Share (other than Shares owned by Siemens, the Purchaser, any of their respective subsidiaries, the Company or any of its subsidiaries, which will be cancelled, and Shares, if any, held by stockholders who did not vote in favor of the Merger Agreement and who comply with all of the relevant provisions of Section 262 of the DGCL relating to dissenters' rights of appraisal) will be converted into the right to receive $73.00 in cash or any greater amount per Share paid pursuant to the Offer.

Material Changes in Financial Condition
---------------------------------------

The Company's financial condition remained strong through March 31, 2000. The most significant requirements for funds now anticipated are for investments in computer software, purchases of equipment, and payment of cash dividends. The Company plans to fund its anticipated expenditures primarily from operations, supplemented from time to time by short-term bank borrowings.

Currently, the Company has lines of credit with banks totaling $119.4 million, which are primarily based on LIBOR or EURIBOR. At March 31, 2000, $71.8 million of these lines were unused.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Material Changes in Results of Operations
-----------------------------------------

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999.


    Revenues
    --------

      Service and system fees revenues were $222.1 million, a decrease of 14.5% compared to the first quarter of 1999. North American revenues decreased primarily due to lower levels of license and professional services fees. North American first quarter 2000 revenues were negatively impacted by an industry-wide weakness in new software sales and continued delays in large-system implementations following the changeover to Year 2000. This decrease was partially offset by growth in support revenues from new and existing customers. International revenues decreased primarily due to the strengthening of the U.S. dollar against certain European currencies, partially offset by growth in support revenues from new and existing customers.

         Hardware revenues decreased to $18.5 million for the first quarter of 2000 from $27.2 million in the first quarter of 1999, primarily due to lower levels of networking and mainframe system upgrades to existing customers that process the Company's INVISION(R) product at their site.


    Cost and Expenses
    -----------------

         Operating and development expenses increased by $7.2 million (5.9%) in the quarter ended March 31, 2000 compared to the same period in 1999 primarily due to increased personnel and related costs.

         Marketing and installation expenses decreased by $23.9 million (25.7%) in the quarter ended March 31, 2000 compared to the same period in 1999 primarily due to decreased customer implementation costs related to the use of external consultants.

         General and administrative expenses decreased $594,000 (3.0%) in the quarter ended March 31, 2000 compared to the same period in 1999 primarily due to decreased personnel and related costs.

         Cost of hardware sales increased to 84.1% of hardware sales revenues in the first quarter of 2000 from 77.1% in the first quarter of 1999. This change was primarily due to the different product mixes of systems installed in each quarter.

         Interest expense was $3.6 million in the quarter ended March 31, 2000 compared to $2.0 million in the same period in 1999. This change was attributable to a higher level of average outstanding borrowings during the current period.

    Provision for Income Taxes
    --------------------------

         Income taxes decreased $9.6 million in the quarter ended March 31, 2000 when compared to the same period in 1999. This change was due to a decrease of $25.3 million in income before income taxes. The Company's effective tax rate for federal, state, and foreign income taxes was 38.0% in the first quarter of 2000 and 1999.

    Net Income
    ----------

         Net income was $2.7 million in the quarter ended March 31, 2000 compared to $18.3 million in the quarter ended March 31, 1999 for the reasons discussed above.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Euro Conversion
---------------

On January 1, 1999, the participating countries of the European Union established fixed conversion rates between their existing currencies (legacy currencies) and the euro. Legacy currencies will remain legal tender in the participating countries as denominations of the euro through January 1, 2002. At that point, the participating countries of the European Union will issue new euro-denominated bills and coins for use in cash transactions. All legacy currencies are to be withdrawn from circulation by July 1, 2002.

The Company's European businesses have historically been conducted directly in each country in which the Company has customers and there are currently no significant cross border transactions among the Company's various European operating entities. Accordingly, the Company does not anticipate that the euro conversion will have a material impact.

While the Company believes that the measures it has taken with respect to its internal and customer systems in preparation for the euro conversion are adequate, certain risk factors could have a material adverse impact on the Company's European operations including more intense competition in certain countries as a result of the new common currency and malfunctions in critical information systems.

Health Insurance Portability and Accountability Act
---------------------------------------------------

The Administrative Simplification portion of the Health Insurance Portability and Accountability Act (HIPAA) of 1996 requires the adoption of national uniform standards for certain administrative and financial electronic health information transactions. All of the standards have not yet been proposed, and only some of the standards that have been proposed have been approved in their final form. The standards proposed thus far would establish national provider and employer identifiers, transactional and medical code sets, and define rules for the security and privacy of healthcare information while being stored or transmitted. Compliance with the final rules is currently expected to be required beginning in August 2002.

The Company has been working closely with governmental agencies, leading healthcare providers, and other vendors to clearly define the requirements of the HIPAA rules, to establish guidelines and best practices for compliance, and to educate healthcare professionals on the implications of the legislation. The Company is offering readiness assessment and education services to its customers to assist them in preparing for HIPAA compliance, and is working to modify its services and systems to support customer compliance with the legislation. The Company is also assessing its procedures regarding data access and storage to prepare for HIPAA compliance.

The Company believes that the adoption of the HIPAA standards could ultimately lead to reduced costs for healthcare providers, and increased demand for the Company's systems along with its outsourcing, consulting, remote processing, and electronic data interchange services. However, it is possible that the standards as finally adopted, including the standards yet to be proposed, could increase the cost and time to market of new or existing systems and services.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Subsequent Event
----------------

On April 27, 2000, the Company announced that it had reached a definitive agreement for Torex, PLC of the United Kingdom to acquire the Company's subsidiaries in the United Kingdom, the Netherlands, and Ireland. The transaction was valued at approximately $25 million. Additionally, the Company and Torex will enter into a Distributorship Agreement, which will grant Torex a three-year exclusive right to license and sell the Company's products in the UK, the Netherlands, and Ireland. This transaction is expected to be completed on or about May 15, 2000.


Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

This Form 10-Q contains forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Among such factors are continuation of the current decision-making delay in the healthcare information technology market for longer than expected; changes in length and composition of sales cycles; non-renewals of customer contracts; inability to keep pace with competitive, technological and market developments; failure to protect proprietary software; delays in product development; undetected errors in software products; customer reductions caused by health industry consolidation; difficulties in product installation; dependence on suppliers; interruption of availability of resources necessary to provide products and services; difficulties encountered by the Company, customers, or others in dealing with the euro conversion issue; inability to successfully integrate acquired business operations; changes in economic, political and regulatory conditions on the health industry, including but not limited to HIPAA; regulation of additional products as medical devices by the US federal Food and Drug Administration; fluctuations in the value of foreign currencies relative to the US dollar, interest rates and taxes; and the risk that the transaction with Siemens described above might not be completed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

                          PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

In early March 2000, the Company announced that it had received an unsolicited proposal from Eclipsys Corporation ("Eclipsys") regarding a proposed merger with the Company and a notice of Eclipsys' intent to nominate a majority of the Company's Board of Directors. The Board announced that it was uninterested in a combination of the two companies, and that it had determined to explore strategic alternatives that may be available to the Company.

On March 3, 2000, three separate purported class action lawsuits were filed against the Company and its Directors in the Delaware Court of Chancery. Weckel
v. Macaleer, No. 17844NC (Del. Ch.); Sherman v. Shared Medical Systems Corporation, No. 17841NC (Del. Ch.); Weisz v. Macaleer, No. 17840NC (Del. Ch.). A fourth such action was filed on March 7, 2000, Cavanagh v. Macaleer, No. 17868NC (Del. Ch.), a fifth and sixth on March 10, 2000, Kass v. Macaleer, No. 17880NC (Del. Ch.), Goldberg v. Macaleer, No. 17881NC (Del. Ch.), and a seventh on April 10, 2000, Baruch v. Cadwell, No. 17981NC (Del. Ch). The class actions are purportedly brought on behalf of a class consisting of all of the Company's shareholders. In general, the class actions allege that the Company and its Directors breached their fiduciary duties to the Company's shareholders in responding to the Eclipsys proposal, and seek damages in unspecified amounts and injunctive relief requiring the Directors to take certain specified actions in response to the Eclipsys proposal. The Company believes that these lawsuits were without merit when filed, and have been mooted by subsequent events. If the lawsuits are pursued, the Company intends to defend them vigorously.

On March 6, 2000, Eclipsys filed a lawsuit in the Delaware Court of Chancery against the Company and its Directors. Eclipsys Corporation v. Shared Medical Systems Corporation, No. 17851NC (Del. Ch.). In the Eclipsys lawsuit, Eclipsys sought an order compelling the Company's Board to render the Company's Shareholders Rights Plan (the "Rights Plan") inapplicable to Eclipsys' offer, and sought a declaration that certain provisions of the Rights Plan are invalid under Delaware law. Eclipsys alleged that the Company's Directors' failure to redeem the Rights Plan or otherwise render it inapplicable to the Eclipsys proposal constituted a breach of the Directors' fiduciary duties. The Company amended the Rights Plan to remove certain provisions challenged by Eclipsys that had been rendered invalid by developments in Delaware law after the adoption of the Company's Rights Plan. On March 30, 2000, Eclipsys announced that it was withdrawing its suit against the Company and its nomination of directors. The Company believes that the Eclipsys lawsuit is now moot and expects Eclipsys to formally withdraw the suit.

Item 2.  Changes in Securities and Use of Proceeds.

Effective as of March 27, 2000, the Company amended certain provisions of its Shareholder Rights Agreement with ChaseMellon Shareholder Services, LLC (the Rights Agent). The amendment deleted the requirement in the original Rights Agreement that certain actions be authorized by "Continuing Directors" (as defined in the original Rights Agreement), and substitutes a requirement that such actions be approved by the Company's Board of Directors.

Effective as of May 1, 2000, the Company and ChaseMellon Shareholder Services, LLC entered into Amendment No. 2 to the Rights Agreement which provides that, notwithstanding any other provision of the Rights Agreement, neither the execution and delivery of the Agreement and Plan of Merger, by and among the Company, Siemens Corporation and Autobahn Acquisition Corporation, dated as of April 30, 2000, as the same may be amended from time to time, nor the performance thereof in accordance with its terms, nor any of the transactions contemplated thereby, shall cause Siemens Corporation or Autobahn Acquisition Corporation (or any Affiliate or Associate of either of them) to become an Acquiring Person or an Adverse Person or cause a Distribution Date or constitute or cause a Triggering Event, or otherwise result in the grant of any Rights to any person under the Rights Agreement or require any outstanding Rights to be exercised, distributed or triggered. Amendment No. 2 also amends certain provisions concerning the Rights Agent. (Capitalized terms used have the same respective meanings as in the Rights Agreement.)

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   The following exhibits are included in this report:

         No.                        Description
         ---     ---------------------------------------------------------------

         (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession -

                 Agreement and Plan of Merger, dated April 30, 2000, among Siemens Corporation, Autobahn Acquisition Corporation and the Company (filed as exhibit (e)(1) to the Company's Schedule 14D-9 filed on May 10, 2000)*

         (4) Instruments defining the rights of security holders, including indentures -

                 Amendment No. 1 to Rights Agreement, dated March 27, 2000, between Shared Medical Systems Corporation and ChaseMellon Shareholder Services, LLC as Rights Agent (filed as Exhibit 4.1 to the Company's Form 8-K filed on March 30, 2000)*

                 Amended and Restated Rights Agreement, dated March 27, 2000, between Shared Medical Systems Corporation and ChaseMellon Shareholder Services, LLC, as Rights Agent, including the exhibits thereto, including Exhibit C thereto, the Form of Rights Certificate (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 30, 2000)*

                 Amendment No. 2 to Rights Agreement, dated as of May 1, 2000, between Shared Medical Systems Corporation and ChaseMellon Shareholder Services, LLC, as Rights Agent (filed as Exhibit
                 4.1 to the Company's Form 8-K filed on May 10, 2000)*

         (27)    Financial Data Schedule

                 For the Three Months Ended March 31, 2000


   (b) On March 20, 2000, the Company filed a Form 8-K to announce that its Board of Directors scheduled the Company's Annual Meeting of Stockholders for June 9, 2000. Also on March 20, 2000, the Company announced that its Board of Directors approved an amendment to its shareholder rights plan that deletes all provisions requiring that certain actions be approved by "continuing directors".

         On March 30, 2000, the Company filed a Form 8-K to amend certain provisions of its Shareholder Rights Agreement with ChaseMellon Shareholder Services, LLC (the Rights Agent). The amendment deleted the requirement in the Rights Agreement that certain actions be authorized by "Continuing Directors" (as defined in the original Rights Agreement), and substitutes a requirement that such actions be approved by the Company's Board of Directors.

* Previously filed as indicated and incorporated by reference.

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



                                       SHARED MEDICAL SYSTEMS CORPORATION
                                       ----------------------------------
                                       Registrant





May 15, 2000                           /S/Terrence W. Kyle
------------                           ----------------------------------
   Date                                Terrence W. Kyle
                                       Senior Vice President, Treasurer,
                                       and Assistant Secretary,
                                       Principal Financial Officer and
                                       Duly Authorized Officer

                      SHARED MEDICAL SYSTEMS CORPORATION
                      ----------------------------------

                                 Exhibit Index

No.                             Description
---    -------------------------------------------------------------------------

(2)    Plan of Acquisition, Reorganization, Arrangement, Liquidation or
       Succession -

       Agreement and Plan of Merger, dated April 30, 2000, among Siemens Corporation, Autobahn Acquisition Corporation and the Company (filed as exhibit (e)(1) to the Company's Schedule 14D-9 filed on May 10, 2000)*


(4) Instruments defining the rights of security holders, including indentures -

       Amendment No. 1 to Rights Agreement, dated March 27, 2000, between Shared Medical Systems Corporation and ChaseMellon Shareholder Services, LLC as Rights Agent (filed as Exhibit 4.1 to the Company's Form 8-K filed on March 30, 2000)*

       Amended and Restated Rights Agreement, dated March 27, 2000, between Shared Medical Systems Corporation and ChaseMellon Shareholder Services, LLC, as Rights Agent, including the exhibits thereto, including Exhibit C thereto, the Form of Rights Certificate (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 30, 2000)*

       Amendment No. 2 to Rights Agreement, dated as of May 1, 2000, between Shared Medical Systems Corporation and ChaseMellon Shareholder Services, LLC, as Rights Agent (filed as Exhibit 4.1 to the Company's Form 8-K filed on May 10, 2000)*


(27)   Financial Data Schedule

       For the Three Months Ended March 31, 2000




* Previously filed as indicated and incorporated by reference.